Form 10QSB
period 1996-06-30
BLACK ROCK GOLF CORP
filed 1996-10-04
CIK 1012627

                                    United States
                          Securities and Exchange Commission
                               Washington, D.C.  20549

                                     FORM 10-QSB

                                      (MARK ONE)

[ x ] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 For the Period Ended June 30, 1996
                                           -------------------
                                          or

[   ]  Transition Report Pursuant to Section 13 or 15 (d) of the Securities
       Exchange Act of 1934
       For the Transition Period From             to
                                       ----------     -----------

Commission file number    001-11935
                        --------------


                             BLACK ROCK GOLF CORPORATION
--------------------------------------------------------------------------------
                (Exact name of registrant as specified in its charter)




             Delaware                                       84-1336891
---------------------------------------         --------------------------------
  (State or other jurisdiction of                        (I.R.S. Employer
   incorporation or organization)                       Identification No.)

 6786 South Revere Parkway, Ste. 150D
         Englewood, Colorado                                   80112
---------------------------------------         --------------------------------
(Address of principal executive office)                      (Zip Code)


                                  (303) 799 - 9901
--------------------------------------------------------------------------------
                 (Registrants telephone number, including area code)

                                    Not applicable
--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                            if changed from last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for
     the past 90 days.    Yes     X         No
                                -----           -----







     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

Common Stock, $.001 Par Value---3,150,000 shares outstanding as of July 31, 1996

                                        Index

                             Black Rock Golf  Corporation


Part I.  Financial Information

Item 1.  Financial Statements (Unaudited)

     Condensed balance sheets---June 30, 1996 and December 31, 1995

     Condensed statements of operations---Three months ended June 30, 1996 and 1995;  Six months ended June 30, 1996 and 1995

     Condensed statements of cash flows---Six months ended June 30, 1996 and 1995

     Notes to condensed financial statements---June 30, 1996


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Part II.  Other information

Item 1.  Legal Proceedings

Item 2.  Changes In Securities

Item 3.  Other Information

Item 6.  Exhibits and Reports on Form 8-K

Signatures

PART I.  FINANCIAL INFORMATION

                         BLACK ROCK GOLF CORPORATION

                          CONDENSED BALANCE SHEETS

                                                 June 30,       December 31,
                                                   1996             1995
                                                -----------   ---------------
                                                (Unaudited)   (See Note Below)
Assets
Current Assets
  Cash                                          $    29,541      $   128,011
  Security deposits                                 272,599           84,163
  Accounts Receivable, net                          659,143          203,816
  Inventories - Note B                            1,489,785          637,703
  Prepaid Expenses                                  145,517           41,161
                                                -----------      -----------

Total Current Assets                              2,596,585        1,094,854

Property, Plant and Equipment                       128,086           18,234
Less Allowances for Depreciation                    (21,209)          (3,727)
                                                -----------      -----------

Net Property, Plant and Equipment                   106,877           14,507

Other Assets                                        385,908           96,942
                                                -----------      -----------
Total Assets                                    $ 3,089,370      $ 1,206,303
                                                -----------      -----------
                                                -----------      -----------

Liabilities and Shareholders' Equity
Current Liabilities
  Accounts Payable                              $   895,428      $   143,813
  Notes Payable                                     192,768           44,268
  Debentures                                        800,000                -
  Other Current Liabilities                          65,150           58,062
                                                -----------      -----------
Total Current Liabilities                         1,953,346          246,143

Shareholders' Equity
  Common stock, par value $.001 per share -
    Authorized 10,000,000 shares, issued
    and outstanding 2,000,000 shares in
    1996 and 2,000,000 in 1995                        2,000            2,000
  Preferred stock, par value $.001 per share -
    authorized 1,000,000 shares, issued
    and outstanding  0 shares in
    1996 and 0 in 1995                                    -                -
  Paid-in capital                                 1,134,024          958,160
                                                -----------      -----------

Total shareholders' equity                        1,136,024          960,160
                                                -----------      -----------
Total Liabilities and Shareholders' Equity      $ 3,089,370      $ 1,206,303
                                                -----------      -----------
                                                -----------      -----------

          Note: The balance sheet at December 31, 1995 has been derived from the audited financial statements at that date but does not include all of the financial information and footnotes required by generally accepted accounting principles for complete financial statements.

                  The accompanying notes are an integral part of these
                              condensed financial statements.

                         BLACK ROCK GOLF CORPORATION

                    CONDENSED STATEMENTS OF OPERATIONS
                                 (Unaudited)

                                       Three Months Ended           Six Months Ended
                                            June 30,                     June 30,
                                   --------------------------     -------------------------
                                       1996            1995          1996          1995
                                   -----------    -----------     -----------   -----------
Net sales                          $ 3,233,179    $   727,079     $ 5,525,238   $   876,558
Cost of sales                        1,188,705        280,690       2,052,757       336,688
                                   -----------    -----------     -----------   -----------
Gross profit                         2,044,474        446,389       3,472,481       539,870
Costs and expenses:
  Advertising                        1,153,619        503,757       1,893,564       839,546
  Marketing                             98,308         17,375         182,717        19,717
  Selling & administrative             713,587        137,338       1,124,269       171,291
  Depr. and amortization                12,011         14,371          59,543        28,742
                                   -----------    -----------     -----------   -----------

Operating income (loss)                 66,949       (226,452)        212,388      (519,426)

Interest expense                        18,955              -          25,265             -
Other income (exp), net                  3,089              -           5,099             -
                                   -----------    -----------     -----------   -----------

Income (loss) before inc. tax           51,083       (226,452)        192,222      (519,426)

Income taxes                            16,358                         16,358
                                   -----------    -----------     -----------   -----------

Net income (loss)                  $    34,725    $  (226,452)    $   175,864   $  (519,426)
                                   -----------    -----------     -----------   -----------
                                   -----------    -----------     -----------   -----------

Weighted average shares
  outstanding (Notes D & E)          2,064,000      2,064,000       2,064,000     2,064,000
                                   -----------    -----------     -----------   -----------
                                   -----------    -----------     -----------   -----------

Net income (loss) per share
  (Notes D & E)                    $      0.02    $     (0.11)    $      0.09   $     (0.25)
                                   -----------    -----------     -----------   -----------
                                   -----------    -----------     -----------   -----------

PRO FORMA INFORMATION
  Historical income before taxes   $    51,083    $  (226,452)    $   192,222   $  (519,426)
  Charges in lieu of income taxes
    for Limited Liability Company       16,358          N/A            71,699         N/A
                                   -----------    -----------     -----------   -----------

Pro forma net income               $    34,725    $  (226,452)    $   120,523   $  (519,426)
                                   -----------    -----------     -----------   -----------
                                   -----------    -----------     -----------   -----------

Pro forma weighted average shares
  outstanding after IPO
  (Notes C, D & E)                   3,214,000      3,214,000       3,214,000     3,214,000
                                   -----------    -----------     -----------   -----------
                                   -----------    -----------     -----------   -----------

Pro forma net income (loss) per
  share (Notes C, D & E)           $      0.01    $     (0.07)    $      0.04   $     (0.16)
                                   -----------    -----------     -----------   -----------
                                   -----------    -----------     -----------   -----------


               The accompanying notes are an integral part of these
                           condensed financial statements.

                         BLACK ROCK GOLF CORPORATION

                     CONDENSED STATEMENTS OF CASH FLOWS
                                 Unaudited


                                                   Six Months ended June 30,
                                                 ----------------------------
                                                      1996           1995
                                                 -----------      -----------

Cash used in operations                          $  (761,713)     $  (920,419)


Cash provided by financing activities
  Debentures                                         800,000
  Issuance of common stock                                            773,900
  Additional interim line of credit                  148,500
  Other assets                                      (175,405)
                                                 -----------      -----------

Total cash provided by financing activities          773,095          773,900

Cash used in investing activities
  Purchase of property, plant and equipment         (109,852)         (15,335)
                                                 -----------      -----------

Total cash used in investing activities             (109,852)         (15,335)
                                                 -----------      -----------

Decrease in cash                                 $   (98,470)     $  (161,854)
                                                 -----------      -----------
                                                 -----------      -----------


              The accompanying notes are an integral part of these
                          condensed financial statements.

                             BLACK ROCK GOLF CORPORATION


Notes to Condensed Financial Statements

(Unaudited)

June 30, 1996


Note A---Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three- and six-month periods ended June 30, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. For further information, refer to the Company's Registration Statement on Form SB -2 (No. 333 - 4890 - D), as amended.

Note B---Inventories

The components of inventory consist of the following:

                          June 30,       December 31,
                           1996            1995
                       -----------      -------------
                            (000's omitted)

Work in Process        $   333,033       $  164,063
Finished Goods           1,156,752          473,640
                       -----------       ----------

Total Inventory        $ 1,489,785       $  637,703
                       -----------       ----------
                       -----------       ----------

                         BLACK ROCK GOLF CORPORATION


Notes to Condensed Financial Statements

(Unaudited)---Continued


Note C---Income Taxes

The Company reorganized to a C corporation, incorporated in the state of Delaware, from a Colorado limited liability company effective April 1, 1996. Prior to April 1, 1996, all of the limited liability company's earnings or losses were passed through to its individual members. The Company has included in its statements of operations, pro forma information to include charges in lieu of income taxes as if the Company had been a C corporation for all periods presented. This amounts to a pro forma charge of $55,341 in total income tax related charges for total income tax of $71,699 for the six-month period ended June 30, 1996.

Note D---Earnings Per Share

The earnings per share calculation has been provided both excluding and including the common shares issued in the Company's Initial Public Offering. Pursuant to Securities and Exchange Commission Staff Accounting Bulletins and Staff Policy, common and common equivalent shares issued during the 12-month period prior to an initial public offering at prices below the public offering price are presumed to have been issued in contemplation of the initial public offering, even if anti-dilutive, and have been included in the calculations as if these common and common equivalent shares were outstanding for all periods presented (using the Treasury stock method and the initial public offering price for the Common Stock). As a result, pro forma weighted average common shares outstanding assumes the issuance of 64,000 shares of Common Stock underlying outstanding warrants for all periods presented. See Note E---Subsequent Events.

                         BLACK ROCK GOLF CORPORATION


Notes to Condensed Financial Statements

(Unaudited)---Continued

Note E---Subsequent Events

The Company completed its Initial Public Offering of common stock on July 24, 1996. A total of 1,000,000 shares were sold in this offering. In addition, the underwriter exercised its option to purchase an additional 150,000 shares of Common Stock. The excess proceeds from this sale (after repayment of outstanding debt) have been invested in short term Treasury Bills pending the utilization of the funds for marketing and media, product testing and design, inventory purchases for existing and new products and for general corporate and working capital purposes.

Management's Discussion and Analysis of Financial Condition and Results of Operations

In addition to historical information, this discussion and analysis contains forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those anticipated, including but not limited to, (i) delays in the delivery of the Company's products, (ii) infomercials and other marketing channels producing worse than anticipated sales, and (iii) the risks and uncertainties described in reports and other documents filed by the Company with the Securities and Exchange Commission, including the Prospectus dated July 19, 1996 and the Company's Registration Statement on Form SB - 2 (No. 333 - 4890 - D).

Results of Operations

Revenues and expenses during the three-month period ended June 30, 1996 and the six month period ended June 30, 1996 were much greater than revenues and expenses during the corresponding three and six-month periods ended in 1995 because (i) the Company commenced operations in February 1995, and (ii) during the three and six-month periods ended June 30, 1996 the Company had significantly more employees, more established marketing methods and distribution channels, its infrastructure and management team in place, and spent more money on advertising and marketing which, in turn, generated greater sales. During 1995, the Company tracked revenue based on the product that was sold. During 1996, the Company changed the manner in which it tracked revenue based on the marketing channels that generated the revenue, and, therefore, comparisons of revenue components cannot practically be made between revenue generated during 1996 and 1995.

     Three-month and six-month periods ended June 30, 1996 compared with the three-month and six-month periods ended June 30, 1995

Net revenues increased $2,506,100 or 344.68% from $727,079 during the three-month period ended June 30, 1995 to $3,233,179 during the three-month period ended June 30, 1996. Net revenues increased $4,648,680 or

Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations (continued)

530.33% from $876,558 during the six-month period ended June 30, 1995 to $5,525,238 during the six-month period ended June 30, 1996. The revenue increase is a direct result of additional sales personnel, expanded distribution channels i.e., ProShop Direct, direct mailings, and the increased airtime for the Company's infomercials.

Cost of goods sold increased $908,015 or 323.49% from $280,690 for the three-month period ended June 30, 1995 to $1,188,705 for the three-month period ended June 30, 1996. Cost of goods sold increased $1,716,069 or 509.69% from $336,688 for the six-month period ended June 30, 1995 to $2,052,757 for the six-month period ended June 30, 1996. The gross margin for the three-month period ended June 30, 1996 was 63.23% compared to the three-month period ended June 30, 1995 of 61.39%. For the six month period ended June 30, 1996 the gross margin was 62.85% compared to 61.59% for the same period ended June 30, 1995. Price reductions for individual components from the Company's suppliers reduced the per unit cost of goods sold, thereby increasing the gross margin for the three and six-month periods ended June 30, 1996 compared to the corresponding periods ended June 30, 1995

Advertising expenses increased $649,862 or 129.00% from $503,757 for the three-month period ended June 30, 1995 to $1,153,619 for the three-month period ended June 30, 1996. Advertising expenses increased $1,054,018 or 125.55% from $839,546 for the six-month period ended June 30, 1995 to $1,893,564 for the six-month period ended June 30, 1996. This increase is the direct result of more infomercial airtime, infomercial dubbing and shipping costs, and magazine advertising costs.

Marketing expenses increased $80,933 or 465.80% from $17,375 for the three-month period ended June 30, 1995 to $98,308 for the three-month period ended June 30, 1996. Marketing expenses increased $163,000 or 826.70% from $19,717 for the six-month period ended June 30, 1995 to

Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations (continued)

$182,717 for the six-month period ended June 30, 1996. The increased marketing expenses are the result of the Company's increased efforts to attract more ProShop Direct participants. The number of ProShop Direct participants was approximately 2,600 as of June 30, 1996. The ProShop Direct distribution program did not commence until the first week of June, 1995.

Selling and administrative expenses increased $576,249 or 419.58% from $137,338 for the three-month period ended June 30, 1995 to $713,587 for the three-month period ended June 30, 1996. Selling and administrative expenses increased $952,978 or 556.35% from $171,291 for the six-month period ended June 30, 1995 to $1,124,269 for the six-month period ended June 30, 1996. The increase in selling and administrative expenses is the result of an increase in the number of employees, additional space requirements for these employees, warehouse space for an expanded product line and other costs associated with selling and administration such as telephone and office supplies. The Company has increased its number of employees from 5 full time and 3 part time employees at June 30, 1995 to 22 full time and 15 part time employees as of June 30, 1996. The additional full time employees at June 30, 1996 were added in the following departments: 7 in sales, 2 in customer service, 2 in fulfillment, 1 in information systems, 1 in media, 2 in administration and 2 in executive management. The increase in part time employees has been primarily in the Company's outbound telemarketing (sales) department.

Interest expense for the three and six-month periods ended June 30, 1996 amounted to $18,955. This expense is a result of the Company's line of credit through its banking relationship and the Debentures issued in March, April and May 1996. This debt, along with accrued interest, was retired with the proceeds from the Company's initial public offering in July 1996. There was no outstanding debt for the three-month or six-month periods ended June 30, 1995.

Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations (continued)

Income tax expense for the three-month period ended June 30, 1996 was $16,358 compared to $0 income tax expense for the three-month period ended June 30, 1995. The Company reorganized to a C corporation, incorporated in the state of Delaware, from a Colorado limited liability company effective April 1, 1996. Prior to April 1, 1996 all of the limited liability company's earnings or losses were passed through to its individual members. The Company has included in its statements of operations pro forma information to include charges in lieu of income taxes for the 1st quarter 1996 as if the Company had been a C corporation for all periods presented. This charge amounts to an additional $55,341 or $71,699 in total income tax related charges for the six-month period ended June 30, 1996.

Net income for the three-month period ended June 30, 1996 was $34,725 compared to a loss of $226,452 for the three-month period ended June 30, 1995. For the first six months of 1996, pro forma net income of $126,466 compares to a loss of $519,426 for the same six-month period in 1995. The improvement in net income and pro forma net income was the result of improved sales as a result of the Company's expanded distribution channels and the national coverage and acceptance of the Company's products through its increased airtime for infomercials. Also, at June 30, 1995 the Company was still in its infancy, having commenced operations in February 1995.

Liquidity and Sources of Capital

Cash flows used in operations were $761,713 for the six-month period ended June 30, 1996 as compared to $920,419 for the six-month period ended June 30, 1995. Security deposit requirements increased by $188,436 primarily due to the Company's increased inventory needs from its foreign suppliers and the increased office and warehouse space needs; accounts receivable increased by $455,327 as a result of increased sales and inventories increased by $852,082 to support future sales. These items were

Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Sources of Capital (continued)

partially offset by an increase in accounts payable of $751,615. Outside sources of capital resulted in the issuance of $800,000 in debentures and drawing down $148,500 from the Company's bank line of credit. The Company believes that available cash from its recent initial public offering and from future operations will be sufficient to meet its normal operating requirements, including new product testing and design, inventory for new products and increased marketing and media expenses.

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings

The Company knows of no material pending or threatened legal proceedings to which the registrant is a party or to which any of its property is subject.

Item 2.   Changes in Securities

The Company completed its Initial Public Offering of common stock on July 24, 1996. A total of 1,000,000 shares were sold in this offering. In addition, the underwriter exercised its option to purchase an additional 150,000 shares of common stock. A portion of the net proceeds received by the Company was used to repay all outstanding Debentures, bank line of credit and other indebtedness, including accrued interest (approximately $1,075,000).

Item 3.   Other Information

None

Item 6.   Exhibits and Reports on Form 8-K

The Company did not file any reports on Form 8-K during the three-months ended June 30, 1996

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        Black Rock Golf Corporation
                               -----------------------------------------------
                                              (Registrant)


Date      10/1/96              /s/ Jackson D. Rule., Jr.
     -----------------         ------------------------------------------------
                                   Jackson D. Rule, Jr., President & C.E.O.



Date      10/1/96              /s/ Gerald D. Fick
     -----------------         ------------------------------------------------
                                  Gerald D. Fick, C.F.O., Treasurer & Secretary