Form 10QSB
period 1996-09-30
BLACK ROCK GOLF CORP
filed 1996-11-14
CIK 1012627

                                  United States
                      Securities and Exchange Commission
                            Washington, D.C. 20549

                                  FORM 10-QSB

                                   (MARK ONE)

[ x ] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
For the Period Ended September 30, 1996
                     ------------------
                                     or

[   ]  Transition Report Pursuant to Section 13 or 15 (d) of the Securities
       Exchange Act of 1934
For the Transition Period From __________________ to ________________

Commission file number 001-11935
                       ---------


                        BLACK ROCK GOLF CORPORATION
-------------------------------------------------------------------------------
           (Exact name of registrant as specified in its charter)

               DELAWARE                                84-1336891
---------------------------------------  --------------------------------------
  (State or other jurisdiction of         (I.R.S. Employer Identification No.)
   incorporation or organization)


 6786 SOUTH REVERE PARKWAY, STE. 150D
        ENGLEWOOD, COLORADO                                80112
---------------------------------------  --------------------------------------
(Address of principal executive office)                  (Zip Code)

                              (303) 799-9901
-------------------------------------------------------------------------------
            (Registrants telephone number, including area code)

                               NOT APPLICABLE
-------------------------------------------------------------------------------
  (Former name, former address and former fiscal year, if changed from last report)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.    Yes  X    No
                                                 ---      ---







      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

      Common Stock, $.001 Par Value---3,150,000 shares outstanding as of November 12, 1996

                                   INDEX

                        BLACK ROCK GOLF CORPORATION


PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

     Condensed balance sheets---September 30, 1996 and December 31, 1995

     Condensed statements of operations---Three months ended September 30, 1996 and 1995;  Nine months ended September 30, 1996 and 1995

     Condensed statements of cash flows---Nine months ended September 30, 1996 and 1995

     Notes to condensed financial statements---September 30, 1996


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

Item 2.  Changes In Securities

Item 6.  Exhibits and Reports on Form 8-K


SIGNATURES

PART I.  FINANCIAL INFORMATION

                         BLACK ROCK GOLF CORPORATION

                          CONDENSED BALANCE SHEETS

                                              September 30,      December 31,
                                                  1996              1995
                                             ----------------------------------
                                               (Unaudited)     (See Note Below)

Assets

Current Assets
  Cash and Cash Equivalents                     $2,015,649        $  128,011
  Security Deposits                                269,839            84,163
  Accounts Receivable, net                         623,866           203,816
  Inventories - Note B                           2,260,053           637,703
  Prepaid Expenses                                 104,204            41,161
                                                ----------        ----------
Total Current Assets                             5,273,611         1,094,854

Property, Plant and Equipment                      315,146            18,234
Less Allowances for Depreciation                   (39,658)           (3,727)
                                                ----------        ----------
Net Property, Plant and Equipment                  275,488            14,507

Other Assets                                       176,533            96,942
                                                ----------        ----------
Total Assets                                    $5,725,632        $1,206,303
                                                ----------        ----------
                                                ----------        ----------
Liabilities and Stockholders' Equity

Current Liabilities
  Accounts Payable                              $  505,369        $  143,813
  Notes Payable                                         --            44,268
  Other Current Liabilities                         22,575            58,062
                                                ----------        ----------
Total Current Liabilities                          527,944           246,143

Stockholders' Equity
  Common stock, par value $.001 per share -
    Authorized 10,000,000 shares, issued
    and outstanding 3,150,000 shares as of
    September 30, 1996 and 2,000,000 as of
    December 31, 1995                                3,150             2,000
  Preferred stock, par value $.001 per share -
    Authorized 1,000,000 shares, issued and
    outstanding 0 shares as of September 30,
    1996 and December 31, 1995                          --                --
  Paid-in capital                                5,711,861           958,160
  Retained earnings (deficit)                     (517,323)               --
                                                ----------        ----------
Total Stockholders' Equity                       5,197,688           960,160
                                                ----------        ----------
Total Liabilities and Stockholders' Equity      $5,725,632        $1,206,303
                                                ----------        ----------
                                                ----------        ----------

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

                         BLACK ROCK GOLF CORPORATION

                     CONDENSED STATEMENTS OF OPERATIONS
                                (Unaudited)

                                      Three Months Ended         Nine Months Ended
                                         September 30,             September 30,
                                    -----------------------   -----------------------
                                       1996         1995         1996         1995
                                    ----------   ----------   ----------   ----------
Net sales                           $2,100,745   $2,073,521   $7,625,983   $2,950,079
Cost of sales                          895,790      884,358    2,948,547    1,221,046
                                    ----------   ----------   ----------   ----------
Gross profit                         1,204,955    1,189,163    4,677,436    1,729,033
Operating expenses:
  Advertising                          931,272      981,690    2,824,836    1,821,236
  Marketing                            133,476       50,327      316,193       70,044
  Selling & administrative             658,874      191,357    1,783,143      362,648
  Depr. and amortization                16,950       14,371       76,493       43,113
                                    ----------   ----------   ----------   ----------
Operating income (loss)               (535,617)     (48,582)    (323,229)    (568,008)


Interest expense                         6,844        2,314       32,109        2,314
Other income (exp), net                (25,946)       1,258      (20,847)       1,258
                                    ----------   ----------   ----------   ----------
Income (loss) before income tax       (568,407)     (49,638)    (376,185)    (569,064)
Income tax expense (benefit)           (16,358)           -            -            -
                                    ----------   ----------   ----------   ----------
Net income (loss)                   $ (552,049)  $  (49,638)  $ (376,185)  $ (569,064)
                                    ----------   ----------   ----------   ----------
                                    ----------   ----------   ----------   ----------
Weighted average shares
 outstanding (Notes D & E)           2,988,945    2,064,000    2,374,500    2,064,000
                                    ----------   ----------   ----------   ----------
                                    ----------   ----------   ----------   ----------
Net income (loss) per share
 (Notes D & E)                      $    (0.18)  $    (0.02)  $    (0.16)  $    (0.28)
                                    ----------   ----------   ----------   ----------
                                    ----------   ----------   ----------   ----------

PRO FORMA INFORMATION
Historical income (loss)
 before taxes                       $ (568,407)  $  (49,638)  $ (376,185)  $ (569,064)
Charges (benefit) in lieu
 of income
  Tax for Limited Liability
   Company                             (16,358)           -            -            -
                                    ----------   ----------   ----------   ----------

Pro forma net income (loss)         $ (552,049)  $  (49,638)  $ (376,185)  $ (569,064)
                                    ----------   ----------   ----------   ----------
                                    ----------   ----------   ----------   ----------
Pro forma weighted average shares
 outstanding after IPO
 (Notes C, D & E)                    2,988,945    3,214,000    2,374,500    2,064,000
                                    ----------   ----------   ----------   ----------
                                    ----------   ----------   ----------   ----------
Pro forma net income (loss) per
 share (Notes C, D & E)             $    (0.18)  $    (0.02)  $    (0.16)  $    (0.28)
                                    ----------   ----------   ----------   ----------
                                    ----------   ----------   ----------   ----------


                The accompanying notes are an integral part
                  of these condensed financial statements.

                         BLACK ROCK GOLF CORPORATION

                      CONDENSED STATEMENTS OF CASH FLOWS
                                 (Unaudited)


                                                 Nine Months ended
                                                        September 30,
                                                   ------------------------
                                                      1996          1995
                                                   -----------    ---------
Cash used in operations                            $(2,510,859)   $(888,935)


Cash provided by financing activities
  Proceeds from initial public offering
   of common stock, net                              4,775,000            -
  Issuance of member interests                               -      795,000
  Other assets                                         (79,591)     (31,173)
                                                   -----------    ---------
Total cash provided by financing activities          4,695,409      763,827

Cash used in investing activities
  Purchase of equipment                               (296,912)     (15,313)
                                                   -----------    ---------
Total cash used in investing activities               (296,912)     (15,313)
                                                   -----------    ---------
Increase/(decrease in cash and cash equivalents)   $ 1,887,638    $(140,421)
                                                   -----------    ---------
                                                   -----------    ---------




                The accompanying notes are an integral part
                  of these condensed financial statements.

                      BLACK ROCK GOLF CORPORATION


Notes to Unaudited Condensed Financial Statements

September 30, 1996


NOTE A---BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Certain amounts from the prior quarters have been reclassified to conform with the current quarter. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine-month periods ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. For further information, refer to the Company's Registration Statement on Form SB - 2 (No. 333 - 4890 - D), as amended, and Quarterly Report on Form 10 - QSB for the quarter ended June 30, 1996.

NOTE B---INVENTORIES

The components of inventory consist of the following:

                         September 30,    December 31,
                             1996             1995
                         -------------    ------------

Work in Process          $   579,599      $  164,063
Finished Goods             1,680,454         473,640
                         -----------      ----------

Total Inventory          $ 2,260,053      $  637,703
                         -----------      ----------
                         -----------      ----------

                      BLACK ROCK GOLF CORPORATION

Notes to Unaudited Condensed Financial Statements

Continued


NOTE C---INCOME TAXES

The Company reorganized to a C corporation (which was incorporated in the state of Delaware) from a Colorado limited liability company effective April 1, 1996. Prior to April 1, 1996, all of the limited liability company's earnings or losses were passed through to its members. The Company has included in its statements of operations, pro forma information to include charges in lieu of income taxes as if the Company had been a C corporation for all periods presented. However, this does not result in a pro forma charge for income taxes for the nine-month period ended September 30, 1996 because the Company incurred a net loss of $376,185.

NOTE D---EARNINGS PER SHARE

A pro forma earnings per share calculation has been provided including the common shares issued in the Company's initial public offering for all periods presented. Pursuant to Securities and Exchange Commission Staff Accounting Bulletins and Staff Policy, common and common equivalent shares issued during the 12-month period prior to an initial public offering at prices below the public offering price are presumed to have been issued in contemplation of the initial public offering, even if anti-dilutive, and have been included in the calculations as if these common and common equivalent shares were outstanding for all periods presented (using the Treasury stock method and the initial public offering price for the Common Stock). As a result, pro forma weighted average common shares outstanding assumes the issuance of 64,000 shares of Common Stock underlying outstanding warrants for all periods presented. See Note E---Initial Public Stock Offering.

                      BLACK ROCK GOLF CORPORATION


Notes to Unaudited Condensed Financial Statements

Continued

NOTE E---INITIAL PUBLIC STOCK OFFERING

The Company completed its initial public offering of common stock on July 19, 1996. A total of 1,000,000 shares were sold in this offering. In addition, the underwriter exercised its option to purchase an additional 150,000 shares of Common Stock. The unused proceeds from the initial public offering (after repayment of outstanding debt) have been invested in short term U. S. Treasury Bills (cash equivalents) pending the utilization of the funds for marketing and media, product testing and design, inventory purchases for existing and new products and for general corporate and working capital purposes.

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

Results of Operations

Revenues and expenses during the nine-month period ended September 30, 1996 were much greater than revenues and expenses during the nine-month period ended September 30, 1995 because (i) the Company commenced operations in February 1995, and (ii) during the nine-month period ended September 30, 1996 the Company had significantly more employees, more established marketing methods and distribution channels, its infrastructure and management team in place, and spent more money on advertising and marketing which, in turn, generated greater sales. During 1995, the Company tracked revenue based on the product that was sold. During 1996, the Company changed the manner in which it tracked revenue based on the marketing channel that generated the revenue, and, therefore, comparisons of revenue components cannot practically be made between revenue generated during 1996 and 1995.

     Three-month and nine-month periods ended September 30, 1996 compared with the three-month and nine-month periods ended
                          September 30, 1995

Net revenues increased $27,224, or 1.31%, from $2,073,521 during the three-month period ended September 30, 1995 to $2,100,745 during the three-month period ended September 30, 1996. Net revenues increased

Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations (continued)

$4,675,904, or 158.50%, from $2,950,079 during the nine-month period ended September 30, 1995 to $7,625,983 during the nine-month period ended September 30, 1996. For the three-month period ended September 30, 1996, sales were negatively impacted by the late delivery of inventory of new product offerings and lower than expected sales from infomercials. Deliveries of the Company's new clubs, titanium drivers and the 3-wedge system, were approximately 30 to 45 days behind schedule. This delay resulted in the Company missing an opportunity to sell these clubs during the golf season in the northern part of the United States. In addition, infomercial sales per dollar of media costs was lower than realized in the past. The increase in revenue for the nine-month period ended September 30, 1996 is a direct result of additional sales personnel, expanded distribution channels including ProShop Direct, direct mailing, and the increased airtime for the Company's infomercials.

Cost of goods sold increased $11,432, or 1.29%, from $884,358 for the three-month period ended September 30, 1995 to $895,790 for the three-month period ended September 30, 1996. Cost of goods sold increased $1,727,501, or 141.48%, from $1,221,046 for the nine-month period ended September 30, 1995 to $2,948,547 for the nine-month period ended September 30, 1996. The gross margin (gross profit divided by net sales) for the three-month period ended September 30, 1996 was 57.36% compared to 57.35% for the three-month period ended September 30, 1995. For the nine-month period ended September 30, 1996 the gross margin was 61.34% compared to 58.61% for the nine-month period ended September 30, 1995. Price reductions for individual components purchased from the Company's suppliers reduced the per unit cost of goods sold, thereby increasing the gross margin for the nine-month period ended September 30, 1996 compared to the corresponding period ended September 30, 1995.

Advertising expenses decreased $50,418, or 5.14%, from $981,690 for the three-month period ended September 30, 1995 to $931,272 for the three-month period ended September 30, 1996. Advertising expenses increased

Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations (continued)

$1,003,600, or 55.11%, from $1,821,236 for the nine-month period ended September 30, 1995 to $2,824,836 for the nine-month period ended September 30, 1996. For the three and nine-month periods ended September 30, 1996, a charge of $122,961 is included for the production costs of the Company's "Stinger" 3-wedge system video mailer. This mailer was sent to the Company's customer base in the third quarter of 1996 with the intent of generating additional sales of the "Stinger" 3-wedge system. The increase in advertising for the nine-month period ended September 30, 1996 is the result of increased infomercial airtime, infomercial dubbing and shipping costs, and magazine advertising costs.

Marketing expenses increased $83,149, or 165.22%, from $50,327 for the three-month period ended September 30, 1995 to $133,476 for the three-month period ended September 30, 1996. Marketing expenses increased $246,149, or 351.42%, from $70,044 for the nine-month period ended September 30, 1995 to $316,193 for the nine-month period ended September 30, 1996. The increased marketing expenses primarily are the result of the Company's increased efforts to attract more ProShop Direct participants. The number of ProShop Direct participants was approximately 2,700 as of September 30, 1996. The ProShop Direct distribution program commenced the first week of June, 1995.

Selling and administrative expenses increased $467,517, or 244.32%, from $191,357 for the three-month period ended September 30, 1995 to $658,874 for the three-month period ended September 30, 1996. Selling and administrative expenses increased $1,420,495, or 391.70%, from $362,648 for the nine-month period ended September 30, 1995 to $1,783,143 for the nine-month period ended September 30, 1996. The increase in selling and administrative expenses is the result of an increase in the number of employees, additional space requirements for these employees, additional warehouse space for an expanded product line and increased inventory and other costs associated with selling and administration such as telephone and

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Results of Operations (continued)

office supplies. The Company has increased its number of employees from 5 full time and 3 part time employees at September 30, 1995 to 31 full time and 9 part time employees as of September 30, 1996. The additional full time employees at September 30, 1996 were added in the following departments: 9 in sales, 4 in customer service, 6 in fulfillment, 2 in information systems, 1 in media, 2 in administration and 2 in executive management. The increase in part time employees has been primarily in the Company's outbound telemarketing (sales) department.

Interest expense for the three and nine-month periods ended September 30, 1996 amounted to $6,844 and $32,109, respectively, compared to $2,314 for each of the three and nine-month periods ended September 30, 1995. This increased interest expense is a result of an increase in the outstanding balance of the Company's line of credit and debentures issued by the Company in March, April and May 1996. The debt, along with accrued interest, was repaid in full with a portion of the proceeds from the Company's initial public offering in July 1996.

Income tax benefit for the three-month period ended September 30, 1996 was $16,358 compared to $0 of income tax expense for the three-month period ended September 30, 1995. The Company reorganized to a C corporation from a Colorado limited liability company effective April 1, 1996. Prior to April 1, 1996 all of the limited liability company's earnings or losses were passed through to its members. The Company has included in its statements of operations pro forma information to include charges in lieu of income taxes, if any, for the 1st quarter 1996 as if the Company had been a C corporation for all periods presented. Since the Company has incurred a net loss for the nine-months ended September 30, 1996, there is no income tax related charges for the nine-month period ended September 30, 1996.

Net loss for the three-month period ended September 30, 1996 was $552,049 compared to a net loss of $49,638 for the three-month period

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations (continued)

ended September 30, 1995.  For the first nine months of 1996, the Company
incurred a net loss of $376,185   compared to a net loss of $569,064 for the
nine-month period ended September 30, 1995. Charges of $122,961 and $54,830 respectively related to the Company's "Stinger" 3-wedge video mailer and a write off of the expenses associated with the Company's debentures issued in May 1996 and redeemed in July 1996 contributed to the net loss for the three and nine-month periods ended September 30, 1996. Lower sales caused by the late delivery (30 - 45 days) of inventory of new product offerings (titanium drivers and the "Stinger" 3-wedge system) and significantly lower than expected sales per dollar of media costs from infomercials than that realized in the past also contributed to the net loss of the third quarter of 1996. The delay in new product offerings resulted in the Company missing an opportunity to sell these clubs during the golf season in the northern part of the United States. The decrease in net loss for the nine-month period ended September 30, 1996 compared to the nine-month period ended September 30, 1995 was the result of increased sales as a result of the Company's expanded distribution channels and increased airtime for infomercials. Also during a significant portion of 1995 the Company was still in its infancy, having commenced operations in February 1995.

LIQUIDITY AND SOURCES OF CAPITAL

Cash flows used in operations were $2,510,859 for the nine-month period ended September 30, 1996 as compared to $888,935 for the nine-month period ended September 30, 1995.

Security deposit requirements increased by $185,676 primarily due to the Company's increased inventory needs from its foreign suppliers and the increased office and warehouse space needs; accounts receivable increased by $420,050 as a result of increased sales and inventories increased by

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Sources of Capital (Continued)

$1,622,350 to support potential future sales; and prepaid expenses increased by $63,043, primarily for prepaid insurance. These items were partially offset by an increase in accounts payable of $361,556. Outside sources of capital resulted in the issuance of $800,000 in debentures in March, April and May 1996 and drawing down $148,500 from the Company's bank line of credit, all of which were repaid in July 1996 with a portion of the proceeds from the Company's initial public offering. The Company believes that available cash from its
recent initial public offering  and from future operations will be   sufficient
to meet its normal operating requirements through the fall of 1997, including new product testing and design, inventory for new products and increased marketing and media expenses. The above is a forward looking statement that is subject to risks and uncertainties that could cause actual results to differ materially from those anticipated, including but not limited to, (i) delays in the delivery of the Company's products, (ii) infomercials and other marketing channels producing worse than expected sales, and (iii) the risks and uncertainties described in reports and other documents filed by the Company with the Securities and Exchange Commission, including the Prospectus dated July 19, 1996 and the Company's Registration Statement on Form SB - 2 (No. 333 - 4890 - D).

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

The Company knows of no material pending or threatened legal proceedings to which the registrant is a party or to which any of its property is subject.

Item 2.  Changes in Securities

The Company completed its initial public offering of common stock on July 19, 1996. A total of 1,150,000 shares were sold in this offering, including 150,000 shares of common stock the underwriter purchased pursuant to its option to purchase.

Item 6.  Exhibits and Reports on Form 8-K

The Company did not file any reports on Form 8-K during the three-months ended September 30, 1996.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                  Black Rock Golf Corporation
                                  ---------------------------------------------
                                           (Registrant)


Date
     ---------------------        ---------------------------------------------
                                  Jackson D. Rule, Jr., President & C.E.O.


Date
     ---------------------        ---------------------------------------------
                                  Gerald D. Fick, C.F.O., Treasurer & Secretary

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                  Black Rock Golf Corporation
                                  ---------------------------------------------
                                           (Registrant)


Date   11/13/96                   /s/  Jackson D. Rule, Jr.
     ---------------------        ---------------------------------------------
                                  Jackson D. Rule, Jr., President & C.E.O.


Date   11/13/96                   /s/  Gerald D. Fick
     ---------------------        ---------------------------------------------
                                  Gerald D. Fick, C.F.O., Treasurer & Secretary