Form 10KSB
period 1996-12-31
BLACK ROCK GOLF CORP
filed 1997-04-15
CIK 1012627

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB

         (Mark One)

         [X]     Annual report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934 (Fee required)

         For the fiscal year ended December 31, 1996

         [  ]    Transition report under Section 13 or 15(d) of the Securities
Exchange Act of 1934 (No fee required)

         For the transition period from __________ to _________

                         Commission File No. 001-11935

                          BLACK ROCK GOLF CORPORATION
             (Exact Name of registrant as specified in its charter)

           DELAWARE                                        84-1336891
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                         Identification No.)

        6786 SOUTH REVERE PARKWAY, STE. 150D, ENGLEWOOD, COLORADO 80112
                    (Address of principal executive offices)

                                 (303) 799-9901
                (Issuer's Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Exchange Act: NONE

Securities Registered Pursuant to Section 12(g) of the Act:

                    COMMON STOCK, PAR VALUE $.001 PER SHARE
                                (Title of Class)


         Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [  ]

         Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

         State issuer's revenues for its most recent fiscal year was $8,945,177.

         The aggregate market value of the registrant's common stock held by non-affiliates of the registrant based on the average of the closing bid and ask price of the registrant's common stock as reported on the Nasdaq SmallCap Market on March 17, 1997 was $3,443,653. Shares of common stock held by each officer, director and each person who owns 5% or more of the outstanding common stock have been excluded.

         The number of shares outstanding of the registrant's Common Stock, $0.001 par value, was 3,150,000 at March 17, 1997.

         Documents incorporated by reference: None

         Transitional Small Business Disclosure Format (check one):

                                                            Yes [ ]  No [X]

                           FORWARD-LOOKING STATEMENTS

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

                                     PART I

ITEM 1.  BUSINESS

COMPANY OVERVIEW

         The Company designs, develops and markets innovative, premium quality golf clubs that together with instructional programs are intended to improve golfers' scores. In response to public demand for longer hitting golf clubs, the Company developed and introduced in February 1995 the Killer Bee(R) driver (the "Killer Bee"), which is presently offered in extra length shafts of 46 inch, 48 inch and 50 inch. In August 1995, the Company introduced matching 3 and 7 fairway woods. The product line was again expanded in August 1996 through the introduction of a 3 wedge system (the "Stinger 3x3 Wedge System"). For the Asian and ladies market, the Company designed longer clubs with different aesthetics, as well as lighter weight and more flexible shafts. The Company also introduced its first titanium driver in August 1996. In December 1996, the Company introduced the BeeLine(TM) line of long-shafted putters. The first model in the BeeLine is the Mile-Hi. The Company completed the product line through the introduction of the "Stinger" irons in March 1997. The irons range from 3 through 9 iron, pitching wedge, sand wedge, and lob wedge.

         The Company retains a professional golf club designer, who together with Professional Golf Association ("PGA") Senior Tour professional, Rocky Thompson, and former PGA Tour professional, Jackson D. Rule, Jr., design and test the Company's golf clubs. The Company's clubs are designed to improve the game of both average and accomplished golfers. The Company's best selling club, the Killer Bee, has a light, extra-long graphite shaft and oversized club head. The increased length of the shaft helps generate greater club head speed in order to increase driving distance. The overall light weight and head design of the Killer Bee are designed to assist golfers control the Killer Bee to maintain accuracy, despite the extra-length of the shaft. The 3 and 7 woods also have extra-length graphite shafts and oversized club heads which are designed to increase distance and maintain accuracy. The Stinger 3x3 Wedge System was created to help the middle to high handicap golfer control the distance of his shots from inside 100 yards. In keeping with the Company's "niche" of extra length clubs, the Stinger irons are also extra length and make the transition from longer shafted woods to the irons easier for the golfer. The Company believes, that, for many players, the longer shaft BeeLine Mile-Hi putter will prove to be easier to use and result in better putting performance.

         The Company markets its products primarily through infomercials, direct mailing, telemarketing and other direct marketing techniques. In 1995 the Company developed a marketing and distribution system, ProShop Direct(SM), whereby it sells golf clubs through approximately 2,700 golf pro shops and specialty retailers. The pro shops and specialty retailers maintain the Company's clubs for demonstration by prospective customers before purchasing. Customers then order the clubs directly through the Company's 800 telephone number. This program appeals to participants because they do not incur advertising and shipping costs and minimal investment is required for inventory of the clubs.

         The Company also markets golf accessories, including shirts, hats, golf bags and umbrellas, to increase the awareness of the Company and its clubs.

         The Company's strategy is to design, develop and market a range of innovative, premium quality golf clubs that have distinctive performance attributes, together with instructional systems. The Company pursues this strategy by:

         o Designing and developing premium quality clubs accompanied by instructional systems sold at competitive prices.

         o Broadening its customer base through ProShop Direct as well as direct marketing techniques.

         o Maintaining strong relationships with existing customers to enhance marketing of new products.

         o Monitoring growth segments within the golf industry and quickly responding to potential market opportunities.

         o Outsourcing various functions to third party experts to maintain lower overhead.

INDUSTRY BACKGROUND

         During 1995, gross retail sales of golf clubs in the United States and worldwide were estimated to be approximately $2.35 billion and $4 billion, respectively. In excess of 100 domestic and international golf club manufacturers meet the equipment needs of the golfing public. There are many manufacturers that market premium quality golf clubs priced substantially higher than the Company's product line, and which have earned a significant portion of market share. Approximately 15% of industry-wide domestic golf equipment sales are made through pro shops located at golf courses, with the remaining sales generated from off-site golf specialty stores, general sporting good stores, catalogues and other marketing channels.

         Over the past 30 years, golf club design and manufacturing processes have evolved rapidly. Improved materials, technologies, testing and manufacturing processes have resulted in new club designs that have been successfully introduced to the marketplace. Some of the most significant product innovations have featured graphite shafts, metal club heads and oversized club heads, each of which is integrated into the Company's drivers and fairway woods. A recent technological breakthrough has been the introduction of titanium alloys in driver heads. Titanium heads are lighter and stronger than steel heads which enable manufacturers to increase head size and lengthen the shaft of the club without increasing the weight of the club.

         It is widely recognized by golfers that longer clubs generate greater club head speed and thus longer drives; however, historically these longer clubs were heavier and thus more difficult to control, thereby sacrificing accuracy. Recently, through the use of lighter materials, manufacturers have increased the "standard" length of drivers from 43 inches to between 43 1/2 and 44 inches, without increasing the weight of drivers. In 1995, several manufacturers introduced 45 inch titanium head drivers and the Company introduced the 46 inch and 48 inch Killer Bee drivers, which are respectively 2 and 4 inches longer than traditional drivers. The Company now offers the full line of Killer Bee drivers in titanium and stainless steel.

         In 1996, the industry transitioned from stainless steel drivers to titanium drivers, the main advantage of titanium being that it is stronger and lighter than steel. As a result, a club head can be made larger and lighter and still remain strong enough to withstand the impact of hitting a golf ball. The Company anticipates that the trend will continue toward titanium as the largest golf companies are spending substantial advertising dollars selling the merits of the titanium alloy. A few major manufacturers have developed titanium irons, which they brought to market in 1997. At this time, the Company does not have any plans for titanium irons.

COMPANY BACKGROUND

         The concept behind the Company was based on Rocky Thompson's success on the PGA Senior Tour. Mr. Thompson, a 25-year veteran of the PGA Tour, was recognized as one of the shortest drivers on the PGA Tour. After he began using an extra-length driver in 1990, Mr. Thompson became one of the longer drivers on the PGA Senior Tour, won three PGA Senior Tour events, led the PGA Senior Tour in birdies for three years and earned more than $3,000,000 in official prize money. Before switching to an extra-length driver, Mr. Thompson's 25 years on the PGA Tour generated less than $150,000 in prize money and his participation in 611 PGA Tour events without a win.

         Extra-length drivers enable golfers to generate greater club head speed, which in turn results in longer drives. The key to designing an extra-length driver, that is also easy to control to help maintain accuracy, is reducing overall club weight in both the head and the shaft. The Company contracted with an independent professional club designer to work with Messrs. Thompson and Rule in order to produce light, extra-length 46, 48 and 50 inch drivers that both average and accomplished golfers could hit for extra distance without sacrificing accuracy.

         In addition to recognizing the importance of a premium performance golf club, the Company also recognized that many golfers desire more than a club, but also guidance on how a club can improve performance and score. As a result, the Company developed its instructional system featuring Rocky Thompson's tips for hitting longer and straighter drives. In response to some golfers' desire for aesthetically pleasing clubs, the Company took great care in designing the appearance of the Killer Bee, fairway woods, Stinger 3x3 wedge system, BeeLine putters and Stinger irons. These clubs also are easily recognizable to promote greater awareness of the Company and its clubs.

         The Company believes that the Killer Bee drivers, fairway woods, BeeLine putters and Stinger irons can capitalize on the popular trend towards extra-length clubs through their innovative design, competitive prices and marketing.

         The Company's predecessor, Black Rock Ventures, LLC (the "LLC"), operated as a Colorado limited liability company from its formation in June 1994 until it was reorganized into a Delaware corporation effective as of April 1, 1996. The Company was incorporated in February 1996.

OPERATING STRATEGY

         The Company's strategy has evolved from 1996 to 1997 to place primary emphasis on continued development of the consumer database through direct marketing methods while recognizing the important role retailers play in market penetration and inventory management.

         Set forth below are several important elements of the Company's business strategy which includes designing innovative premium quality clubs, effective marketing, understanding customers, identifying new market opportunities, outsourcing certain functions and maintaining relationships with quality suppliers.

         Premium Quality Clubs; Competitive Pricing; Instructional Systems. The Company focuses on designing and developing innovative, premium quality golf clubs that are attractively designed and generally priced slightly below most comparable clubs. The Company also provides customers with instructional systems on how to effectively use the Company's clubs to help lower golf scores. See "-- Products and Pricing."

         Effective Marketing. The Company has developed a program to market its clubs, ProShop Direct. ProShop Direct was designed to exploit potential market opportunities through golf course pro shops and speciality retailers. The Company also markets its products through distributors, infomercials, direct mail, telemarketing, video mailers, catalogue sales and print advertising. See "-- Marketing and Sales."

         Understanding Customers. The Company primarily sells its clubs directly to consumers instead of through retailers, therefore, the Company focuses on developing relationships with and understanding its customers so that the Company can better serve the current and future golf equipment needs of these existing customers. The Company attempts to achieve this end by accumulating certain demographic data concerning its customers, including age, address, frequency of playing golf, frequency of play on public and private courses, handicap and driving distance. The Company believes that its customer list and demographic data are critical elements that help the Company market additional golf equipment in an efficient and cost effective manner, in contrast to manufacturers which sell primarily to retailers and cannot readily identify the ultimate consumer.

         Monitor Golf Market and Recognize Demand. The Company's business strategy emphasizes identifying and monitoring growth segments within the golf industry and quickly responding to potential market opportunities by designing, developing and marketing products intended to satisfy these growing segments. To accomplish this end, the Company relies on its contacts on the PGA Tour and the PGA Senior Tour, the approximately 2,700 golf pro shops and specialty retailers which carry the Company's clubs through ProShop Direct and its customer demographic data.

         Outsourcing; Focused Management; Low Overhead; Quality Suppliers. The Company outsources several important functions, including club design, technical support, infomercial media, general advertising, public relations, inbound telemarketing, fulfillment and shipping. During 1996, the Company also outsourced assembly of clubs. During the second quarter of 1997, the Company plans to bring club assembly in-house in order to better manage its inventory. Through this approach, management of the Company is able to devote more time to strategic planning and marketing. The core areas that the Company currently performs in-house include customer service, outbound telemarketing, commercial sales, media management, marketing management, inventory management and accounting. The Company's overhead expenses increased during 1996 as a result of the Company's move to larger facilities and the hiring of additional employees to meet the increased demand for the Company's clubs. See "-- Manufacturing and Assembling" and "-- Property."

         The Company's strategy also emphasizes establishing long-term relationships with suppliers and contractors. The Company believes that maintaining long-term relationships with high quality and reliable suppliers and contractors will help produce premium quality golf clubs, bring the clubs to market in a timely manner, and save money in the long term by not having to regularly expend time, energy and money for finding and developing new relationships with other suppliers and contractors. See "-- Manufacturing and Assembling."

PRODUCTS AND PRICING

         The Company's current product line consists of extra-length drivers of three different lengths in stainless steel and titanium heads, three extra-length fairway woods in stainless steel heads, a 3 wedge system, a long shafted putter and extra length irons which are premium quality clubs priced slightly below most of the competition.

         Killer Bee. During 1996, the Company continued to market its original Killer Bee driver design. The 1996 model Killer Bee utilized a specially designed extra-length graphite shaft and, pursuant to a license agreement with S2 Golf Inc. d/b/a Square Two Golf ("Square Two"), contained a patented Tri-Bar oversized stainless steel or titanium club head. The Company believes that a key distinguishing feature of the Killer Bee is that its extra-length graphite shaft and club head weigh less than traditional drivers, increasing club head speed without sacrificing control. In February 1997, the Company introduced its proprietary Bull Whip(TM) shaft design coupled with the redesigned stainless steel and titanium driver heads utilizing the Company's patent pending Parabolic Arch Reinforcement. The Company believes that the Bull Whip technology incorporated into its proprietary shaft design can increase club head speed up to 5% over the original Killer Bee design. The Company also believes that its patent pending Parabolic Arch Reinforcement head design reduces distortion at impact by stiffening the overall structure of the head. The Company believes the Parabolic Arch Reinforcement results in up to a 5% increase in energy transfer at collision. The Bull Whip Killer Bee is available in 46", 48" and 50" with stainless steel or titanium heads. Titanium is stronger and lighter than stainless steel as well as more expensive. Utilizing titanium for golf club head design allows more flexibility in weight distribution and the ability to make the club head larger while maintaining or reducing weight. The company believes the shift to larger titanium golf club heads will continue and as a result has placed greater emphasis in marketing its oversize titanium Killer Bee drivers. The Bull Whip Killer Bee drivers with stainless steel heads retail from $199.95 while the titanium models retail from $349.95 for the 46" base models.

         Fairway Woods. In August 1995, the Company introduced extra-length fairway woods designed to complement the original Killer Bee drivers. The 3 wood is equipped with a 44" shaft and the 7 wood has a 42" shaft. The Company plans to introduce a 41" 9 wood during May of 1997. The Company believes that the design of the 3, 7 and 9 woods enable golfers to hit longer shots than with conventional 3, 7 and 9 woods. All three fairway woods incorporate stainless steel heads with the Company's proprietary Bull Whip shaft design. The fairway woods retail at $199.95 each.

         3-Wedge Stinger System. The Stinger 3x3 Wedge System consists of 49 degree, 55 degree and 61 degree wedges with graphite shafts. The Company believes that it has developed proprietary technology integral to the design of the 3-wedge system that will help golfers control distance from 100 yards or less. Included with the 3-wedge system is a videotape and written materials to provide instructions on how to use the 3-wedge system to effectively control distance. The retail price of the 3-wedge system is $329.95.

         BeeLine Long Putters. The long putter is a relatively new concept which is being used to varying degrees on all of the major golf tours.
However, the concept has not been widely accepted among amateur golfers. The Company believes that there has been a gradual trend toward the use of extra-length putters and that this trend has been slowed by the lack of understanding and lack of guidance concerning the use of extra-length putters. In response, the Company has introduced four extra-length putter designs under the BeeLine name and a videotaped instructional "putting system" developed by Rocky Thompson. In November 1996, the Company began marketing its first BeeLine putter, the Mile- Hi, through infomercials. The other three models, Mighty Mel, Rock-A-Long, and Rocky-T, are marketed through ProShop Direct. All three models are available in 46", 48", 50" and 52" lengths and retail for $119.95.

         Stinger Irons. The Company introduced a set of irons for the first time in 1997. The "Stinger Irons" are extra length shaft clubs in keeping with the Company's philosophy. The Company expects that most of the sales from this product will be generated from the existing customer base rather than to new customers. These clubs are available in 3 through 9 irons and pitching, sand and lob wedges for a total of 10 clubs in the full set. The clubs began shipping in March 1997 and are priced slightly below clubs of comparable quality.

         Asian Clubs. The Company has developed a titanium driver for export to various Asian markets. Working closely with existing and potential Asian distributors, the Company modified the head weight, shaft length, shaft flex, grip size as well as cosmetics to better suit the needs of the Asian golfer. The Company plans to sell these drivers through distributors to Japan, Korea, Taiwan, Singapore, Malaysia as well as other smaller Asian markets.

         Instructional Systems. The Company believes that providing golfers with premium quality clubs is only part of the equation for improving golf performance and lowering scores. The Company believes that golfers also desire instructional systems designed to improve their games. As a result, the Company has produced videotapes that feature PGA Senior Tour participant Rocky Thompson and provide a "system" for hitting better drives. The Company has also produced instructional systems for the 3-wedge system and the putters. The Company's instructional systems are included with the Company's clubs and are intended to give additional value to the clubs.

MARKETING AND SALES

   The Company's marketing efforts are twofold: direct marketing and ProShop
                                    Direct.

         DIRECT MARKETING

         Infomercials. An infomercial is a paid advertising television program used in direct marketing campaigns. The Company's infomercials are approximately 28 minutes in length and consist of three separate 7.5-minute segments and three 2-minute commercials or "calls to action." In early 1996 the Company filmed an infomercial featuring PGA Senior Tour and Ladies PGA Tour participants Rocky Thompson and Karen Weiss, former National Football League quarterbacks John Brodie and Pat Haden, and former major league baseball players Rollie Fingers and Randy Hundley. This infomercial demonstrates the use of the Killer Bee and emphasizes the potential for longer distance by using the Company's clubs. The infomercial also includes testimonials from satisfied customers and highlights the clubs' distinctive features. This infomercial was first aired on April 13, 1996. In November 1996, the Company started airing the BeeLine Long Putter infomercial with Rocky Thompson selling the 46", 48", 50" and 52" Mile-Hi putting system. During February 1997, the Company started airing its infomercial selling the Killer Bee titanium driver with the Bull Whip shaft technology.

         The Company employs a full-time media director to coordinate and monitor the infomercial advertising agencies that the Company currently uses. The Company also tracks the results of each airing of an infomercial so that the Company is able to measure the performance of each infomercial by market, television station and time of day. This enables the Company to determine, and potentially air the infomercial at, the most effective time periods, markets and stations available on an ongoing basis.

         The Company measures the return on its expenditures on infomercials through the media efficiency ratio ("MER"). MER is the generation of a specific amount of sales for every $1.00 expended on media time. For example, the Company's MER for the fiscal year ended December 31, 1995 was 2.1 -- the generation of $2.10 of sales for every $1.00 expended on media time and its MER for the fiscal year ended December 31, 1996 was less than break even. The Company believes the expanded distribution of its products at the Pro Shop and retail levels as well as the expanded product offering contributed to the reductions in infomercial sales and the associated MER. As a result, as of December 31, 1996, the company has expensed the cost of producing all infomercials with the exception of an infomercial for the Company's titantium Bull Whip driver which did not begin airing until 1997. The Company's projected break-even point for MER is 1.9, exclusive of general and administrative costs as well as the cost to produce the infomercial. If the Company's break-even point is achieved, the infomercial pays for itself and creates greater public awareness of the Company and its clubs, thereby potentially increasing sales through other Company marketing channels and sales of other Company clubs.

         During 1995 and 1996, infomercials generated approximately $3,077,000 (62%) and $5,607,060 (63%), respectively, of the Company's net revenues.

         Direct Mail and Direct Response Print Ads. The Company maintains a customer list that contains certain demographic data concerning its customers. The Company intends to continue to directly market the Company's golf clubs to its customers because this marketing technique is cost efficient with low overhead and low variable costs. In addition, the Company believes that this marketing technique is effective because it specifically targets existing customers of the Company and not the general public. The Company runs direct response ads in golf publications. These are generally full page, four color ads directing the consumer to call the Company on its 800 number and place their order. These marketing efforts produce less than 5% of total sales.

         PROSHOP DIRECT

         ProShop Direct. Some members of the golfing public consider responding to an infomercial or other direct marketing technique directly. However, the Company believes that a substantial number of golfers consider purchasing clubs only after they have seen and used the clubs. In order to attract the latter type of golfer, the Company implemented its ProShop Direct program which allows potential customers to see, feel and use the clubs. Golf pro shops and some select retailers (generally high-end public and semi-private facilities and high volume driving ranges and practice facilities) carry the Company's clubs for demonstration for club members and the general public. After trying the clubs, the customer can order the clubs through the Company's dedicated 800 telephone number and, generally within a few business days after the order, receive the clubs. Because the customer has already seen and/or used the clubs, no 30-day money-back guarantee is offered to customers who purchase through ProShop Direct.

         ProShop Direct is designed to appeal to pro shops and retailers because they do not (i) incur advertising or shipping costs, (ii) require significant investment in the clubs, (iii) lose sales because of lack of inventory, and (iv) have their prices undercut because the clubs are sold at the same price as offered on infomercials. In addition, golf pros and retailers have an opportunity to earn commissions on sales through ProShop Direct and additional commissions through direct add-on sales to customers who purchase additional Company clubs through other marketing channels provided that the customer originally purchased his first Company club through ProShop Direct. The benefits to the Company include (i) earning a greater profit margin than through other distribution channels, (ii) a lower rate of returned clubs because returns occur solely from club defects, and (iii) additional exposure from being displayed at pro shops and retailers. Currently, the Company has enlisted approximately 2,700 pro shops and retailers to participate in ProShop Direct and continues to actively enlist additional pro shops and retailers for the program.

         Additional value to the Company generated by ProShop Direct is the compilation of a customer list to directly market other Company products. The Company believes that this marketing approach will be effective and result in a lower cost of distribution, because the Company believes that marketing specifically to individuals that have purchased the Company's other products will generate a higher success rate than marketing to the general public.

         During 1995 and 1996, the Company generated approximately $556,000 (11%) and $3,276,000 (37%) of net revenues, respectively, from ProShop Direct. The Company intends to further develop and expand ProShop Direct by continuing to enlist additional pro shops and retailers to join the program. The Company has also hired five employees to provide sales and logistical support to pro shops and retailers to increase sales through ProShop Direct. However, because ProShop Direct is a relatively new marketing program, the Company is uncertain of the level of sales that will be generated through ProShop Direct.

         During 1996, the Company received many inquiries from golf retailers requesting inventory for resale to their customers. The Company now services approximately 750 retail accounts through the ProShop Direct Sales organization. These accounts include such catalog retailers as Edwin Watts, Golf Day and Golfsmith.

         OTHER MARKETING EFFORTS

         Public Relations. The Company has contracted with a public relations firm to increase the exposure of the Company's clubs and Rocky Thompson. Several articles featuring the Killer Bee and Rocky Thompson have been published in nationally distributed magazines, which the Company believes has helped increase sales. The Company also believes that it derives substantial benefit from Rocky Thompson's appearances on national television playing with the Killer Bee and in nationally televised interviews wearing "Killer Bee(R)" apparel.

         Black Rock Golf Society. In the first quarter of 1997, the Company formed the Black Rock Golf Society. The Black Rock Golf Society offers a membership to customers, which provides additional benefits and builds brand loyalty. For the $100 membership fee, members may take advantage of price discounts, golf tournaments, and other events to be scheduled by the Company. In addition, members receive a shirt, hat and bag tag displaying the Black Rock Golf Society logo. The Company has recently announced the 1997 Killer Bee Classic-West, a golf tournament for its Black Rock Golf Society members. This inaugural event will be held at LaQuinta Hotel in Palm Springs, California.
The Company's intent is to run as many tournaments throughout the year in diverse geographic areas as demand from Black Rock Golf Society members requires.

         International Markets. The Company recognizes that there are significant international opportunities for the marketing of its clubs. While the Company has not expended substantial resources to penetrate these markets because its focus is on the United States market, the Company estimates that it generated approximately $323,000 of international sales during 1996. To date, the Company has developed or is developing distribution channels in Canada,

Sweden, Switzerland, Singapore and Malaysia. In an effort to increase international sales, the Company has hired a sales representative to further explore and develop international distribution. Although the Company believes that the international markets present additional sales opportunities, there can be no assurance that the Company will be able to effectively penetrate these markets. The Company has developed a titanium driver for export to various Asian markets. Working closely with existing and potential Asian distributors, the Company modified the head weight, shaft length, shaft flex, grip size as well as cosmetics that better suit the needs of the Asian golfers. The Company plans to sell these drivers through distributors to Japan, Korea, Taiwan, Singapore, Malaysia as well as other smaller Asian markets.

PRODUCT DESIGN AND DEVELOPMENT

         The Company believes that producing innovative, premium quality golf clubs is critical to its success. To further this end, the Company has hired management and consultants with considerable experience and expertise in the sport of golf. Jackson D. Rule, Jr., Chairman of the Board, President and Chief Executive Officer of the Company, participated on the PGA Tour for six years, and still makes infrequent appearances on the PGA Senior Tour, and Rocky Thompson, a director of the Company and promoter of the Company's clubs, played 25 years on the PGA Tour and has played on the PGA Senior Tour since 1989.

         In order to maintain lower fixed costs, the Company does not perform in-house research and development and instead works closely with two independent professional club designers and a small group of high quality manufacturers and suppliers to help develop components for the Company's new products. The design process starts with the Company's management who generate ideas for new clubs and then develop a general club design. The Company then provides the general design to one of its two independent professional club designers who possess the expertise required to formulate technical and aesthetic club specifications. After the specifications have been prepared, the Company's management and the club designer work in tandem with the Company's manufacturers and suppliers to make any necessary design modifications to better ensure the proper manufacture of the components and assembly of the clubs. After prototypes have been produced, the independent designer tests the club structurally and functionally, together with the Company's management. Based upon such testing, the designer and management determine if any design modifications are necessary or if production of the club is ready to commence.

         The Company enjoys a good relationship with its independent professional club designers. While the Company does not have binding agreements with either club designer, in the event that the Company's relationship with either club designer terminates, the Company believes that its business and financial condition would not be materially adversely affected because the Company believes that it could find suitable replacements to provide technical design expertise.

         The Company's expenses for product design and development in 1996 and
1995 were approximately $48,000 and $39,000, respectively.   The Company
remains focused on designing and developing new products that it believes are competitive based upon a combination of factors, such as performance, ease of use, aesthetic design and price.

MANUFACTURING AND ASSEMBLING

         Like many of its competitors, the Company contracts out the manufacture of the components of its clubs to reputable golf club manufacturers. The Company's primary head manufacturer, and sole shaft manufacturer, are based in Taiwan and Korea, respectively. The Company also has a secondary source available for the supply of heads located in Taiwan, and has commenced discussions with alternate suppliers of heads and shafts. The Company believes that it has selected head and shaft suppliers that produce high quality components and, other than the delay of products introduced in August 1996 (See "Management's Discussion and Analysis of Financial Condition and Results of Operations"), have been reliable. The Company believes that it could obtain its components from alternate foreign and domestic head and shaft suppliers, although it might initially require several months for such alternate suppliers to provide the Company with such components.

         Generally, the Company experiences an approximate 60 to 90-day lag between the order and delivery of club heads and an approximately 30-day lag between the order and delivery of club shafts. In the event that the Company loses its present sources of supply or delivery of the components is materially delayed beyond the 60 to 90-day period for club heads or the 30-day period for club shafts, the Company would sustain at least a temporary shortage of components or clubs, which could have a material adverse affect on the Company's business and operating results. In order to mitigate the potential of a material delay in supply and to respond to the potential for a significant unanticipated increase in customer orders, the Company tracks inventory and generally carries additional components to accommodate approximately one month of sales. In addition, the Company must provide at least two months prior notice to cancel any purchase orders. As of December 31, 1996, the Company had noncancelable commitments to purchase approximately $934,000 of club components.

         The Company's clubs are currently assembled in the United States by a subsidiary of its shaft supplier. The Company's independent consultants and other representatives periodically oversee and monitor the quality of the clubs' components, the assembly process and the finished clubs. During 1995, the Company experienced an approximately 4.4% rate of club breakage, some of which was traced to a design problem. In response, in the third quarter of 1995, the Company altered the design of the shaft and the hosel to reduce the rate of club breakage. After these engineering adjustments were implemented, the Company experienced an approximately 3.5% rate of club breakage during the first quarter of 1996. During the twelve months of 1996, the Company experienced a breakage rate of approximately 5.4%. In order to gain better control over production scheduling, inventory control and quality control, the Company plans to move the assembly of its clubs to its Englewood, Colorado facility during the second quarter of 1997.

MONEY-BACK GUARANTEE AND WARRANTY

         The Company offers a 30-day money-back guarantee for all clubs sold through direct marketing channels. When the customer has had an opportunity to see or try the club prior to purchase, such as through ProShop Direct or a purchase through a retailer, the clubs do not carry a 30-day money-back guarantee. In addition, the Company offers a one-year manufacturer's defect warranty on all clubs.

         During 1995, the Company experienced an approximately 22% rate of return relating to the 30-day money-back guarantee. In order to attempt to reduce the rate of returned clubs from the 30-day money-back guarantee, the Company is placing greater emphasis on marketing through ProShop Direct and retail distributors which do not offer the 30-day money-back guarantee. During 1996, (i) the Company reduced the rate of returned clubs from the 30-day money-back guarantee to approximately 14%, and (ii) ProShop Direct generated approximately 37% of the Company's net revenues compared to approximately 12% during the fiscal year ended December 31, 1995.

COMPETITION

         The Company competes in the premium quality segment of the golf club industry. The market for premium quality golf clubs is highly competitive. The Company believes that it competes with over 100 domestic golf club equipment companies. A number of established companies in this market have far greater financial, marketing, manufacturing, assembly, personnel and other resources than the Company, in addition to greater experience. The competition for extra-length clubs is comprised of approximately 25 manufacturers of titanium and graphite drivers and fairway woods. The cost of the Company's titanium alloy has been substantially reduced in 1996. The Company believes that its main competition for its premium quality extra-length metal woods are either manufacturers of extra-length woods (generally made of titanium or graphite) or traditional length metal woods and includes Callaway Golf Company, Taylor Made Co., American Brands Inc. (Titleist, Cobra), Karsten Manufacturing Corporation
(Ping), Wilson Sporting Goods Company, Spalding and Evenflo Companies Inc., Skis Rossignol (France) (Cleveland Golf), MacGregor Golf Company, Diawa Corporation and Mizuno Corporation of America, and many other large, medium and small-sized golf equipment companies who market through various distribution channels. In addition, the Company also faces competition from other direct marketers of golf equipment, including Alien Sport Inc. and new companies that enter the market with new technologies, materials, designs and marketing approaches.

         The golf club industry has been generally characterized by rapid and wide spread imitation of popular golf club designs developed by new or existing companies. Occasionally, new products with innovative designs meet with great acceptance by the golfing public, which, in turn, leads to unanticipated changes in consumer preferences. Many purchasers of premium quality clubs desire equipment that features the most recent and advanced technological innovations and aesthetic designs. As a result, purchasing decisions are often a result of highly subjective preferences which may be influenced by many factors, including advertising, media, product endorsements and the use of clubs by popular touring professionals. As a result, clubs that are popular for one season have no assurance of maintaining their popularity.

         The Company is aware of substantial efforts being made by at least 25 companies to market extra-length titanium head drivers. The Company believes that it can compete through the selection of niche products and its direct marketing approach of infomercial and print ads, selling directly to the customer and at the same time driving retail sales for its 2,700 retailers. The Company's market share of the golf equipment industry is less than 1% of the total U.S. domestic market, which was estimated to be approximately $2.35 billion during 1995. The Company does not directly pay any individual to endorse its products.

INTELLECTUAL PROPERTY

         The Company licenses, on a non-exclusive basis, a patent from Square Two for use of the Tri-Bar, which was used to provide internal reinforcement for the head of the Killer Bee. The Company paid royalties to Square Two of $3.00 per Killer Bee head manufactured with the Tri-Bar. The Company no longer incorporates the design of the Tri-bar and therefore no longer pays royalties to Square Two.

         The Company is currently using the following marks: BLACK ROCK DRIVER(R) and KILLER BEE(R) as trademarks on golf equipment, and KILLER BEE AND DESIGN(TM) as a trademark on golf clothing and accessories. The United States Patent and Trademark Office (the "USPTO") registered BLACK ROCK DRIVER(R) on March 19, 1996 and KILLER BEE(R) on April 9, 1996 as it relates to golf equipment. The Company has filed Intent-to-Use applications with the USPTO for the following additional trademarks: BEELINE(TM), BEELINE ROCKY T(TM), BEELINE RULER(TM), BULL WHIP(TM) and MONGO DRIVER(TM). It has received a "Notice of Allowance" from the USPTO on these marks, and has filed an affidavit of Actual Use on BEELINE. The Company has further acted to protect the Black Rock mark by filing a service mark application (in addition to the existing trade mark) to protect the Company name.

         The Company believes that these marks are gaining name recognition, and will continue to gain additional recognition as more equipment is sold and the names are seen more frequently by the public. The Company believes that the marks are important in marketing and achieving visibility for the Company's products.

         In January 1997, the Company filed a patent application with the USPTO for the infrastructure (the "Parabolic Arch Reinforcement") of its titanium and stainless steel driver heads. The Parabolic Arch Reinforcement reinforces the club head and makes it more rigid which reduces the loss of energy at impact. The patent is pending. In March 1997, the Company received correspondence from a golf club manufacturer alleging infringement of a patent by the Parabolic Arch Reinforcement. The Company believes it has not infringed this patent and that resolution of this patent claim will not have a material adverse effect on the Company.

SEASONALITY

         The Company believes that its operating results will be affected by seasonal demand for golf clubs, which would generate higher sales in the spring and summer. In addition, the Company believes that it will generate a certain amount of holiday season related sales during the fourth quarter. As a result, sales and thus income from operations would be lowest in the first and fourth quarters because fixed operating costs generally are spread throughout the whole year. The Company plans to address the potential effects of seasonality by tracking sales and orders and adjusting inventory needs for demand and the time of year.

EMPLOYEES

         As of December 31, 1996, the Company had 26 full-time employees and 7 part-time employees. Management believes that its relations with its employees are generally good. None of the Company's employees are represented by unions.

ITEM 2. PROPERTIES

         The Company entered into a three-year lease which expires July 1, 1999 for its principal executive offices in Englewood, Colorado. This facility, which is located in the Denver metropolitan area, consists of approximately 14,000 square feet of space. The monthly rent throughout the term of the lease is approximately $16,050.

         In addition, the Company has subleased its previous principal executive offices, which is an approximately 5,000 square foot facility in Englewood, Colorado. This sublease terminates on November 30, 2000. The Company entered into a five-year lease for this facility which expires December 31, 2000. The Company has the option to terminate the lease as of December 31, 1998; however, exercise of this option to terminate will result in the Company's forfeiture of $10,000 of its security deposit. The current monthly rental payment for this facility is approximately $4,000, and the lease requires annual increases in the monthly rental payment of approximately 3.5% commencing each January. This monthly rent is substantially the same as the sublease tenant pays the Company.


ITEM 3. LEGAL PROCEEDINGS

         On March 7, 1997, the United States Golf Association ("USGA") issued a ruling that certain of the Company's 1995 and 1996 golf clubs do not conform with USGA rules. Specifically, the USGA ruled that certain decorative markings on the face of the driver, 3 and 7 woods do not comply with certain rules of the USGA governing markings on the face of the club. Approximately 114,000 golf clubs were affected by this ruling. The ruling was not related to the Company's signature long shafts and did not affect any of the Company's other clubs or products. The Company appealed this ruling with the USGA executive committee.

         On April 11, 1997, the USGA executive committee ruled in the Company's favor on its appeal of the March 7, 1997 ruling. It was ruled that the club face decorative markings rule applies only to irons and not to drivers or fairway woods. The Company's extra length shaft iron sets and its Stinger 3 wedge system have been submitted to the USGA for a determination of their conformity with the USGA rules governing markings on the face of clubs. The Company believes these clubs conform with USGA standards.

         Prior to the successful appeal of the original USGA ruling, the Company incurred approximately $64,000 in expenses associated with the original ruling, including legal fees and modification of those clubs returned by its customers to be in conformance with the original USGA ruling. The Company has fully reserved for these expenses in 1996 and believes this reserve is adequate to cover all costs related to the original ruling and the subsequent successful appeal of that ruling.

         In March 1997, the Company received correspondence from a golf club manufacturer alleging infringement of a patent by the Parabolic Arch Reinforcement. The Company believes it has not infringed this patent and that resolution of this patent claim will not have a material adverse effect on the Company.

         The Company is a party, from time to time, in litigation incident to its business. The Company is not aware of any current or pending litigation that it believes will have a material adverse affect on the Company's results of operations or financial condition.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Company's Common Stock is traded on the Nasdaq SmallCap Market under the symbol "BLRK" and the Boston Stock Exchange under the symbol "BLR." The following table reflects the range of high and low bid prices for each period indicated as reported by the Nasdaq SmallCap Market.

           CALENDAR YEAR 1996                                                                    High    Low
             Third quarter (from July 19, 1996 through September 30, 1996) . . . . . . . . . .   7 1/2   3 1/4
             Fourth quarter  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   4 3/4   1 1/8

         The closing bid price of the Company's Common Stock as reported by the Nasdaq SmallCap Market on March 17, 1997 was $2.00.

         As of March 17, 1997 there were 60 stockholders of record of the Company's Common Stock, including shares held in street name by various brokerage firms.

         The Company has not, since inception, paid any dividends on its Common Stock and the Company does not anticipate the payment of dividends on such stock in the foreseeable future.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

RESULTS OF OPERATIONS

         The net loss for the year ended December 31, 1996 was $1,806,338 compared to a net loss of $283,835 for the year ended December 31, 1995.

         The most significant contribution to the 1996 net loss was the negative impact on sales by the late delivery of inventory of new product offerings and much lower than expected sales from infomercials as a result of the increasing popularity of titanium club heads. Deliveries of the Company's new clubs, titanium drivers and the 3-wedge system, were approximately 30 to 45 days behind schedule. This delay resulted in the Company missing an opportunity to sell these clubs during the golf season in the northern part of the United States. In addition, infomercial sales per dollar of media costs was lower than realized in the past partially because the Company now has other marketing channels through which to distribute its products.

         Contributing to the net loss for the year ended December 31, 1996 was the effect of the USGA ruling on March 7, 1997. As a result of this ruling, distributors returned non-conforming clubs producing a net loss of $52,000 (returned clubs less cost of goods sold). In addition, the Company has recorded a $64,000 reserve to cover the associated costs of the ruling and subsequent successful appeal, including legal fees and repairing those clubs returned by customers to be modified for conformance with the USGA ruling concerning the markings on the faces of the Company's 1995 and 1996 drivers, 3 and 7 woods.

         With the significant increase in the Company's ProShop Direct sales, the Company has experienced an increase in its bad debts from this customer base. During 1996, the Company recorded $162,065 in bad debt expense. A reserve of $61,338 remains at December 31, 1996 to cover potential bad debts in the Company's accounts receivables at year end 1996.

         During 1996, the Company introduced two new infomercials at a production cost of $462,430. These production costs were expensed in 1996 because the direct sales resulting from the airing of the infomercials did not meet expectations. Direct mailings, sales brochures and video mailers to the Company's customer base during 1996 accounted for $507,099 in advertising costs and included mailings for the Company's 3 and 7 woods, its titanium driver and the introduction of a Company newsletter. In addition, the Company's office/warehouse facilities and organization increased substantially to support a larger sales base in the future.

         Revenues and expenses for the year ended December 31, 1996 were much greater than revenues and expenses for the year ended December 31, 1995 because
(i) the Company commenced operations in February 1995, and (ii) during the year ended December 31, 1996 the Company had significantly more employees, more established marketing methods and distribution channels, its infrastructure and management team in place, and spent more money on advertising and marketing which, in turn, generated greater sales. During 1995, the Company tracked revenue based on the product that was sold. During 1996, the Company changed the manner in which it tracked revenue based on the marketing channel that generated the revenue, and, therefore, comparisons of revenue components cannot practically be made between revenue generated during 1996 and 1995.

TWELVE MONTHS ENDED DECEMBER 31, 1996 COMPARED TO THE TWELVE MONTHS ENDED DECEMBER 31, 1995

Net Sales

         Net revenues increased $3,936,067, or 79%, from $4,988,112 for the year ended December 31, 1995 to $8,924,179 for the year ended December 31, 1996. The Company started selling its Killer Bee golf club in February 1995 through its infomercial, "Taking it Deep". The booking of air time for these infomercials was fully established starting in May 1995, and continued throughout the remainder of 1995. In April 1996, a new infomercial, "The Killer Bee Challenge" was aired and continued to attract customers until the late third quarter 1996 when the infomercial sales per dollar of media cost was lower than realized in the past due to the introduction of titanium club heads and the effect of other marketing channels in which the Company distributes its products.

         During the first half of 1995, the Company had as its sole product, the Killer Bee long driver. The Company's 3 and 7 woods were introduced to the market place in July 1995 and produced approximately $725,000 in sales through the end of 1995. During 1996 the Company introduced three new products to the marketplace, its titanium driver, a 3 Wedge system and long putters.
Deliveries of the Company's titanium drivers and 3 wedge system were approximately 30 to 45 days behind schedule. This delay resulted in the Company missing an opportunity to sell these clubs during the golf season in the northern part of the United States. As a result of this delay, the three newly introduced products only generated sales of approximately $1,187,000 during 1996.

         The Company's ProShop Direct program kicked off in June 1995. For the year ended December 31, 1995, this program generated approximately $556,000 in sales compared to approximately $3,275,690 for the year ended December 31, 1996. The Company currently has approximately 2,700 ProShop participants at year end 1996 compared to approximately 1,400 participants at year end 1995. Also, during 1996, the Company employed outbound telemarketers to upsell all of the Company's product line to the Company's existing customer base.

Cost of Goods Sold

         Cost of goods sold increased in 1996 as a result of the increased sales. The gross margin (gross profit divided by net sales) for the year ended December 31, 1996 was 59% compared to 67% for the year ended December 31, 1995.

         For the year ended December 31, 1996, the Company's ProShop Direct and wholesale golf retailer sales accounted for approximately 37% of total sales compared to approximately 11% for the year ended December 31, 1995. The sales increase to the Company's wholesale customer base has reduced the Company's profit margins due to a lower sales price to the wholesale customer base than to the Company's direct customer base.

         During 1995 the Company had steel heads on all of its product line.
In August 1996, the Company introduced its titanium drivers. Titanium heads are substantially more expensive to produce than the Company's steel heads.
To stay competitive in the market place with other manufacturers' titanium club pricing has caused a reduction in the Company's profit margin for the titanium product versus the Company's steel headed products.

         During the fourth quarter of 1996, the Company introduced a 20% sales price reduction to its retail customer base and an approximate 38% sales price reduction to its wholesale customer base to stimulate sales and to liquidate the remaining inventory of 1996 model clubs.

Advertising

         Advertising expense increased $1,180,589, or 46%, from $2,577,773 for the year ended December 31, 1995 to $3,758,362 for the year ended December 31, 1996. Infomercial air time increased approximately $314,993 as a result of 1996 being a full year of infomercial advertising compared to 1995 being the start up year, having run the infomercial in February 1995 for the first time and increasing the infomercial air time until May 1995.

         Magazine advertising increased $166,539. Magazine advertising commenced in September 1995 and advertised in 3 to 4 magazines. The Company had magazine advertising throughout 1996 and advertises in 10 to 12 magazines currently.

         In 1996 the Company produced a video mailer for its 3 wedge system at a cost of $122,961. This video mailer was sent to the Company's customer base. There was no like expenditure during the year ended December 31, 1995.

         Infomercial production costs expensed in the year ended December 31, 1995 amounted to $270,343. For the year ended December 31, 1996 the Company produced two new infomercials, one for its Killer Bee driver and the other for its long putter. Production costs for these two new infomercials amounted to $462,430 and were expensed during the year ended December 31, 1996. The costs of these two infomercials were initially deferred as direct response advertising costs. Direct sales resulting from the airing of the infomercials did not meet expectations. At December 31, 1996, the only infomercial costs deferred relate to the Company's titanium driver infomercial which did not air until 1997.

         There was very little direct mail advertising done in 1995. For the year ended December 31, 1996, the Company's direct mail advertising increased by $384,138 which included mailers for the 3 and 7 woods, the Company's new titanium driver and the launching of a newsletter which includes a spring, summer and holiday edition.

Marketing

         Marketing expense increased $103,379, or 79%, from $130,238 for the year ended December 31, 1995 to $233,617 for the year ended December 31, 1996. This increase is due to the Company's efforts to expand its ProShop Direct program which included the development of a folder and mailing inserts to inform potential ProShop Direct customers of the Company's program. Also, during 1996 the Company utilized the expertise of an advertising agency for assistance in developing marketing programs.

Selling, General and Administrative

         Selling, general and administrative expense increased $2,058,085, or 245%, from $839,661 for the year ended December 31, 1995 to $2,897,746 for the year ended December 31, 1996. The majority of the Company's sales associates are commissioned. The increased sales activity generated by the Company's ProShop Direct program and its outbound telemarketing program is the primary reason for the $342,231 increase in commissions paid for the year ended December 31, 1996. Promotion expense increased as a result of the Company's efforts to recruit additional retail sales outlets for its ProShop Direct program. During 1996 the Company participated in the PGA and the Las Vegas trade shows which increased sales expense for the year ended December 31, 1996 over the year ended December 31, 1995. During 1995 the Company participated only in the Las Vegas trade show.

         The Company has increased the number of full and part time employees from 5 full time and 3 part time employees at December 31, 1995 to 26 full time and 7 part time employees at December 31, 1996. In addition to the increase in the Company's wages and related employee benefits and payroll taxes, expenses relating to mailing and postage charges, space requirements for these employees, warehouse space for an expanded product line and increased inventory and other costs associated with selling and administration such as telephone, office supplies and travel expenses have increased. Increases in accounting, legal, consulting, contract labor and temporary services are the result of the increased activity generated as a result of the Company's need for new and improved information systems and the additional reporting requirements as a result of being a publicly traded company.

Depreciation and Amortization

         Depreciation and amortization expense increased $42,656, or 74%, from $57,487 for the year ended December 31, 1995 to $100,143 for the year ended December 31, 1996. Depreciation expense increased due to purchases of additional computers, software licenses, furniture and fixtures as a result of the increase in the number of employees.

Other Income and Expenses

         Interest income increased $48,415, or 672%, from $7,202 for the year ended December 31, 1995 to $55,617 for the year ended December 31, 1996. This increase is primarily due to the investment of the funds received from the Company's initial public offering.

         Interest expense increased $78,390, or 917%, from $8,549 for the year ended December 31, 1995 to $86,939 for the year ended December 31, 1996.
This increase is the result of interest expense and expense of securing funds associated with the Company's issuance of $800,000 in debentures in March, April and May 1996 and the Company's line of credit established in 1996. All of these debt instruments were fully paid with a portion of the funds received from the Company's initial public offering.

         Other expense in 1996 of $6,664 is the loss associated with the sale of the Company's telephone and security systems sold to the Company's sub-lease tenant at its former location.

Income Tax Expense

         The Company accrued no income tax expense for the year ended December 31, 1996. The Company reorganized to a C corporation from a Colorado limited liability company effective April 1, 1996. Prior to April 1, 1996, all of the limited liability company's earnings or losses were passed through to its members. Since the Company recorded a loss in 1996, no income tax benefit has been recorded for 1996. In addition, due to the loss recorded by the LLC, no pro forma income tax effect has been made for 1995.

LIQUIDITY AND FINANCIAL RESOURCES

         Cash flows used in operations were $2,678,435 for the year ended December 31, 1996 compared to $803,688 for the year ended December 31, 1995.

         During 1996, the scope of the Company's operations grew dramatically. Accounts receivable increased by $218,375 primarily due to the Company's efforts in recruiting additional wholesale outlets through its ProShop Direct program. Inventory increased by $1,207,224 as a result of the Company's expanded product line (3 wedge system, titanium driver, ladies driver, Asian steel and titanium clubs and long putters). Deliveries of the titanium driver and 3 wedge system were approximately 30 to 45 days behind schedule which resulted in the Company missing an opportunity to sell these clubs in the northern part of the United States. These increases of approximately $1,400,000 in accounts receivable and inventory were partially offset by an increase in accounts payable and accrued expenses of $689,037.

         Net cash used in investing activities was $1,610,382 primarily as the result of investing the unused proceeds from the Company's initial public offering at December 31, 1996, and capital expenditures of $340,617 due to the increase in employees (primarily computers, software and furniture and fixtures).

         Financing activities during the year 1996 consisted of the issuance of $800,000 in debentures, drawing $148,500 from the Company's $150,000 line of credit and securing a short term loan needed to purchase a telephone system and cubicles for the Company's leased office/warehouse facilities. All of the above debt instruments along with accrued interest were paid with a portion of the initial public offering proceeds. In addition, the Company repaid the Koala Ventures, LLC loan with proceeds from the Company's initial public offering.

         On July 19, 1996 the Company completed its initial public offering of common stock. A total of 1,150,000 shares were sold in this offering. Gross proceeds from this offering was $5,750,000 and net proceeds were $4,470,053.

         Presently, the Company has no debt outstanding. Subsequent to December 31, 1996, the Company has invested a substantial portion of the remaining proceeds from the Company's initial public offering in additional inventory to prepare for the increased sales anticipated in the spring and summer selling season. The Company feels that between its current cash position and the working capital generated by operations, it can adequately meet its normal financing requirements. In 1997, working capital generated by operations will include savings of approximately $100,000 by moving the assembly process in-house and $150,000 in shipping cost savings as a result of outsourcing the fulfillment process. In addition to cost savings, by moving the assembly process in-house, the Company will be able to better manage its inventory. To support the Company's expanded scope of operation, it has secured an $800,000 credit facility through its banking relationships.

         Unlike the Company's introduction of new products in the third quarter of 1996 which contributed to the net loss in 1996, the Company introduced its new products at the PGA show in Orlando, Florida in late January 1997. The new products introduced in 1997 are the new Bull Whip Killer Bee drivers with stainless steel and titanium heads, 3 and 7 woods in stainless steel heads with Bull Whip shafts, and extra length iron sets (3 through 9 irons plus a pitching wedge, sand wedge and a lob wedge). Shipment of the Company's 1997 model driver and fairway woods commenced in February 1997 and the iron sets commenced shipping in late March 1997. By introducing the new products in the first quarter of 1997, the Company will avoid missing the selling season in the northern part of the United States as it did in 1996 with the introduction of the Company's titanium driver and 3-wedge system in August 1996.

         As of April 11, 1997, the Company had a backlog of orders in excess of $300,000 due to the March 7, 1997 USGA ruling which was successfully appealed and a decision in the Company's favor was rendered by the USGA executive committee on April 11, 1997. As a result of the initial ruling of the USGA, the Company returned approximately 10,000 driver, 3 and 7 wood club heads to its club head manufacturer for modification to bring the club heads into conformity with the initial USGA ruling. Approximately 2,500 of these club heads were modified prior to the successful appeal of the initial USGA ruling. The remaining 7,500 club heads were not modified prior to the successful appeal of the initial USGA ruling and will not be modified. The return of the club heads resulted in a delay of the Company's ability to fulfill outstanding orders for such clubs. The Company believes that the majority of the backlog will be cleared by the end of April 1997.

SEASONALITY

         The Company believes that its operating results will be affected by seasonal demand for golf clubs, which would generate higher sales in the spring and summer. In addition, the Company believes that it will generate a certain amount of holiday season related sales during the fourth quarter. As a result, sales and thus income from operations would be lowest in the first quarter because fixed operating costs generally are spread throughout the whole year. The Company plans to address the potential effects of seasonality by tracking sales and orders and adjusting perceived inventory needs for demand and the time of year.

INFLATION

         The amounts presented in the financial statements do not provide for the effect of inflation on the Company's operations or its financial position. Amounts shown for equipment and for costs and expenses reflect historical cost and do not necessarily represent replacement cost or charges to operations based on replacement cost. Net loss would be higher than reported if the effects of inflation were reflected either by charging operations with amounts that represent replacement costs or by using other inflation adjustments.

TAX BENEFIT

         As of December 31, 1996, the Company had available to offset future federal and state taxable income, net operating loss carryforwards ("NOL") of approximately $1.8 million, which expire in 2011.

NEW ACCOUNTING STANDARDS

         The Company accounts for its stock option plan under the provisions of APB 25, Accounting for Stock Issued to Employees, and the Company has adopted the disclosure only provisions of Statement of Accounting Financial Standards No. 123, Accounting for Stock Based Compensation. Accordingly, no compensation cost has been recognized for employee stock options granted during 1996.

         There were 5,000 non-employee options granted on July 9, 1996 with a weighted average fair market value of $4.86 per share (Black-Scholes model) and 8,000 options granted to non-employees on October 21, 1996 with a weighted average fair market value of $4.37 per share (Black-Scholes model). A total of $59,260 has been expensed for the period ended December 31, 1996 based on the fair market value on the grant date as required by FASB Statement 123.

ITEM 7. FINANCIAL STATEMENTS

         The financial statements of the Company are included herein commencing on page F-1.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not Applicable.


                                    PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

IDENTIFICATION OF DIRECTORS.

         The following table sets forth certain information concerning the executive officers and directors of the Company:

                  Name                               Age                     Position
                  ----                               ---                     --------
                  Jackson D. Rule, Jr.               58    Chairman of the Board, President and Chief
                                                           Executive Officer
                  Christopher B. Cooper              38    Chief Operating Officer and Director
                  Lawrence B. Hoffer                 38    Executive Vice President and Director
                  Gerald D. Fick                     57    Chief Financial Officer, Treasurer and
                                                           Secretary
                  Jay Chazanoff                      51    Director (2)
                  John W. Cullen                     58    Director (1)
                  William Elsner                     45    Director (1)(2)
                  Gerard A. Maglio                   50    Director
                  Rocky Thompson                     58    Director
                  Michael J. Timbers                 55    Director (2)

___________

(1)      Member of Audit Committee

(2)      Member of Compensation Committee


         Jackson D. Rule, Jr. founded the Company in June 1994. Since March 1996, Mr. Rule has served as Chairman of the Board, President and Chief Executive Officer of the Company. From June 1994 to March 1996, Mr. Rule served as managing member of Koala, the former manager of the LLC. From June 1991 to August 1995, Mr. Rule spent a majority of his business time as President of Tele-Trend Communications, Inc. ("TTC"), a reseller of long distance and other telecommunication services, until Tele-Trend Communications, LLC ("Tele-Trend") was acquired in August 1995 by Phoenix Network, Inc. ("Phoenix"). Mr. Rule served as a vice president of Phoenix from August 1995 to March 1996. Mr. Rule has been involved in the formation, capitalization and operation of several start-up companies from 1986 to June 1991.

         From 1962 to 1967, Mr. Rule was a professional golfer on the PGA Tour. In 1967, Mr. Rule joined Integrated Resources Equity Corporation ("IREC") as a Managing Executive. In 1973, Mr. Rule became President of IREC. From 1980 to 1985, Mr. Rule served as Chairman of the Board of IREC and also as President of Integrated Resources Energy Group, Inc. Mr. Rule organized Integrated Resources, Inc.'s ("Integrated Resources") exploration, financing and drilling subsidiaries. From 1986 through 1988, Mr. Rule served as the Director of Institutional Sales and a Director of Far East Marketing for Integrated Resources. During his employment with, and after leaving, Integrated Resources, Mr. Rule began raising capital for small start-up businesses through Western Equities Corporation for which he served as President and was a principal shareholder. In February 1990, Integrated Resources filed a petition for bankruptcy under Chapter 11 of the United States Bankruptcy Code and its plan of reorganization was confirmed in November 1994.

         Christopher B. Cooper has served as Chief Operating Officer and as a director of the Company since January 1997. From July 1996 to January 1997, Mr. Cooper worked as an independent consultant to the Company. From September 1980 to June 1996, Mr. Cooper was employed by Square Two. At Square Two, Mr. Cooper served as Sr. Vice President Product Development from January 1994 to July 1996, Chief Operating Officer from July 1991 to January 1994 and Vice President of Production/Sales from February 1982 to July 1991. Mr. Cooper also served as Secretary from February 1982 to January 1996. Mr. Cooper is a 1980 graduate of Muhlenberg College in Allentown, Pennsylvania.

         Lawrence B. Hoffer has served as Executive Vice President of the Company since April 1996 and as a director since May 1996. From April 1996 to January 1997, Mr. Hoffer also served as Chief Operating Officer of the Company. Mr. Hoffer has been employed by the Company since May 1995 and currently is responsible for overseeing the Company's advertising and marketing programs. From December 1991 to May 1995, Mr. Hoffer worked as an independent marketing and management consultant in telemarketing, direct marketing and communications and spent a majority of his business time from October 1994 to April 1995 consulting to the Company. From October 1988 to December 1991, Mr. Hoffer served as a Director of Telemarketing of the Cable Division of United Artists Entertainment Company ("United Artists"), which was acquired by Tele-Communications, Inc. in December 1991.

         Gerald D. Fick has served as Chief Financial Officer, Treasurer and Secretary of the Company since April 1996. From July 1991 to August 1995, Mr. Fick served as Chief Financial Officer of TTC, until Tele-Trend was acquired in August 1995 by Phoenix. From August 1995 to March 1996, Mr. Fick served as operations manager of Phoenix's Denver Technological Center location. From September 1990 to June 1991, Mr. Fick worked as an independent financial and business consultant in the telecommunications industry. From August 1988 to August 1990, Mr. Fick served as Vice President, Chief Financial Officer and General Manager of Integrated Telecom Systems, Inc., a telecommunications equipment sales organization. From August 1983 to July 1988, Mr. Fick served as Vice President and Chief Financial Officer of GVNW, Inc., a national consulting firm in the telecommunications area, and The KREG Corporation, an affiliate of GVNW, Inc. From 1976 through 1983, Mr. Fick served as Vice President and Chief Financial Officer of ConTel Corp.'s 13-state western region, which had assets in excess of $1 billion.

         Gerard A. Maglio has served as a director of the Company since March 1996. From October 1991 to the present, Mr. Maglio has served as President and been the principal shareholder of Maglio & Associates, Inc., a consulting firm with primary emphasis on telecommunications and cable television. From April 1993 to August 1995, Mr. Maglio spent a majority of his business time as Vice President of Marketing of TTC, until Tele-Trend was acquired in August 1995 by Phoenix. From February 1992 to April 1993, Mr. Maglio served as President, Residential Division -- Digital Music Express for International Cablecasting Technologies, Inc., where he was responsible for overseeing the development of a 30-channel start-up premium digital audio service used in cable television. From September 1988 to December 1991, Mr. Maglio served as Senior Vice President of Marketing and Programming of the Cable Division of United Artists. Mr. Maglio previously served as President of CTAM, the cable industry's marketing society.

         Jay Chazanoff has served as a director of the Company since July 1996. From March 1995 to the present, Mr. Chazanoff has served as Chairman of the Board of Millennium Capital Management LLC, a privately held merchant and investment banking firm. From December 1994 to March 1995, Mr. Chazanoff worked as a management and financial consultant. From March 1992 to November 1994, Mr. Chazanoff served as President and Chief Operating Officer of Integrated Resources and from January 1985 through February 1992 as Senior Executive Vice President of Integrated Resources. In February 1990, Integrated Resources filed a petition for bankruptcy under Chapter 11 of the United States Bankruptcy Code and its plan of reorganization was confirmed in November 1994. From 1986 to the present, Mr. Chazanoff has served as President and director and been the sole shareholder of Carpar Corp., which serves as the general partner of a limited partnership, which, in turn, serves as the general partner of Berkeley Western Associates, L.P. ("Berkeley"), whose sole business is the ownership of a 14-story office building in Berkeley, California. Berkeley filed a petition for bankruptcy under Chapter 11 of the United States Bankruptcy Code in January 1993 and its plan of reorganization was confirmed in November 1994.

         John W. Cullen has served as a director of the Company since July 1996. Since January 1991, Mr. Cullen has been managing his personal investments.

         William J. Elsner has served as a director of the Company since July 1996. Since October 1995, Mr. Elsner has been self-employed and managing his personal investments. Since May 1989, Mr. Elsner has served as a director of United International Holdings, Inc. ("UIH"). From July 1992 to October 1995, Mr. Elsner served as Chief Executive Officer of UIH and from May 1989 to July 1992, he served as President of UIH. Mr. Elsner served as a director of United International Holdings, a Colorado general partnership of which UIH was a subsidiary prior to UIH's initial public offering, from September 1989 until the partnership dissolved in December 1993. Mr. Elsner also served as a director of United Artists from 1989 until December 1991.

         Rocky Thompson assisted in founding the Company in June 1994, has been promoting the Company's products since that time, and has served as a director since July 1996. Mr. Thompson has been a professional golfer since 1964, has been a participant on the PGA Senior Tour since 1989 and was a participant on the PGA Tour from 1964 to 1988 (18 years as a full-time participant and seven years as a part-time participant). Since 1971, Mr. Thompson has served as Vice President and been a principal shareholder of Toco, Inc., a corporation that owns real estate in and operates two retail stores in Toco, Texas. Since 1983, Mr. Thompson has served as the mayor of Toco, Texas, a town of approximately 200 people.

         Michael J. Timbers has served as a director of the Company since July 1996. Since February 1989, Mr. Timbers has served as Chief Executive Officer of IHS Group, which consists of a number of information companies with aggregate annual revenues of approximately $300 million, and from February 1989 to May 1996, Mr. Timbers also served as President of IHS Group. Since July 1992, Mr. Timbers also has also served as Chairman of AVO International, which consists of a group of companies that produce high quality electrical test and measurement equipment with aggregate annual revenues of approximately $85 million.

CLASSIFICATION OF DIRECTORS

         The directors comprising the Board of Directors are divided into three classes. Messrs. Cooper, Hoffer and Timbers will stand for election at the annual meeting of stockholders to be held in 1997; Messrs. Chazanoff, Cullen and Maglio will stand for election at the annual meeting of stockholders to be held in 1998; and Messrs. Elsner, Rule and Thompson will stand for election at the annual meeting of stockholders to be held in 1999. Directors can be removed only for cause and only by a majority vote of the other directors or by the vote of stockholders owning at least 80% of the voting power of the Company. Officers are chosen and serve at the discretion of the Board of Directors. There are no family relationships among the directors and executive officers of the Company.

COMMITTEES OF THE BOARD

         The Audit Committee recommends to the Board of Directors the appointment of the independent certified public accountants for the following year and reviews the scope of the audit, the independent certified public accountants' report and the independent certified public accountants' comments relative to the adequacy of the Company's system of internal controls and accounting policies.

         The Compensation Committee is responsible for making determinations regarding salaries, bonuses and other compensation for the Company's executive officers, including decisions with respect to stock option grants to the Company's directors, executive officers, employees and other key individuals pursuant to the Plan.

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934.

         Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's directors and executive officers, and persons who own more than ten percent of a registered class of the Company's equity securities, to file with the Commission initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Officers, directors and greater than ten percent stockholders are required by Commission regulation to furnish the Company with copies of all Section 16(a) forms they file.

         To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company and representations that no other reports were required, during the fiscal year ended December 31, 1996, all Section 16(a) filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were complied with; except that (i) one transaction which should have previously been reported on Form 3 was subsequently reported on Form 5 by Gerald Fick, Chief Financial Officer,
Treasurer and Secretary of the Company; (ii)   three transactions which should
have previously been reported on Forms 4 were subsequently reported on Form 5 by Jackson D. Rule, Jr., President, Chief Executive Officer, and Chairman of the Board of Directors of the Company; and (iii) two transactions which should have previously been reported on Forms 4 were subsequently reported on Form 5 by Hugh (Rocky) D. Thompson, a Director of the Company.

ITEM 10. EXECUTIVE COMPENSATION

COMPENSATION OF DIRECTORS

         Directors who are also employees of the Company are not separately compensated for serving on the Board of Directors except that they are eligible to receive options to purchase Common Stock of the Company under the Plan (as are other Company employees, non-employee directors and other key individuals) and are reimbursed for related travel expenses. Non-employee directors are compensated through participation in the Plan and reimbursement for related travel expenses. The Company currently does not pay directors' fees for attendance at Board of Directors and committee meetings.

COMPENSATION OF EXECUTIVE OFFICERS

Summary of Compensation

         The following table shows for the fiscal years ending December 31, 1996, 1995 and 1994, compensation awarded or paid to, or earned by the
Company's Chief Executive Officer.   No executive officer received compensation
exceeding $100,000 during 1994, 1995 or 1996.

                           SUMMARY COMPENSATION TABLE


                                                                                  LONG TERM
                                                                                 COMPENSATION
                                                                                -------------
                                                                                    AWARDS
                                                                                -------------
                                                        Annual compensation       SECURITIES
                                                     -------------------------    UNDERLYING
                 NAME AND PRINCIPAL                     SALARY        BONUS        OPTIONS/     ALL OTHER
                      POSITION                YEAR       ($)           ($)         SARS (#)    COMPENSATION
              -------------------------      -----   -----------   -----------  -------------  ------------
              Mr. Jackson D. Rule Jr. .        1996   78,018           -0-           20,000          -0-
              Chairman of  the  Board,         1995   12,000(1)        -0-              -0-          -0-
              President and Chief
              Executive Officer                1994      -0-           -0-              -0-          -0-



__________

(1) Represents an aggregate of $12,000 that was paid by the Company to Tele-Trend and Phoenix for services that Mr. Rule provided to the Company when he was employed by Tele-Trend and Phoenix. Mr. Rule did not receive any of the proceeds of these payments.

Employment Agreements

         The Company has entered into employment agreements with Jackson D. Rule, Jr., Lawrence B. Hoffer and Rocky Thompson. The employment agreement with Jackson D. Rule, Jr. provides for an initial annual base salary of $120,000. Mr. Rule's employment agreement, which expires on April 30, 1999, may be terminated by the Company "for cause" and by Mr. Rule for a material breach of the employment agreement by the Company. He also will be restricted from competing with the Company until after April 30, 1999. In the event that the Company terminates the employment agreement, the Company is required to pay Mr. Rule $10,000 every month until May 1999 in consideration of Mr. Rule not competing with the Company until that time. In the event that Mr. Rule terminates the employment agreement, the Company is required to pay him $4,500 every month until May 1999 in consideration of Mr. Rule not competing with the Company until that time.

         The employment agreement with Lawrence B. Hoffer provides for an annual base salary of $84,000. Mr. Hoffer's employment agreement, which expires on April 30, 1998, may be terminated by the Company "for cause" and by Mr. Hoffer for a material breach of the employment agreement by the Company. He also will be restricted from competing with the Company for a period of two years after the termination of the employment agreement.

         The employment agreement with Mr. Thompson requires him to promote the Company's products and provides for (i) a nominal annual salary, and (ii) upon the occurrence of each of the following events, the grant of an option to purchase 5,000 shares of Common Stock, under and subject to the Plan and any successor plan, exercisable at the market value of the Common Stock on the date of such event: Mr. Thompson (a) wins a PGA Senior Tour Event, (b) is one of the top five money winners on the PGA Senior Tour in any year, and (c) leads the PGA Senior Tour in birdies in any year. Mr. Thompson's employment agreement expires on April 30, 2001, does not require him to devote a fixed amount of time on the Company's affairs, and may be terminated by the Company "for cause" and by Mr. Thompson for a material breach of the employment agreement by the Company.

Stock Option Grants and Exercises

         The Company grants options to its executive officers under its 1996 Stock Option Plan (the "Plan").

         The following tables show, for the fiscal year ended December 31, 1996, certain information regarding options granted to, exercised by, and held at year end by the Chief Executive Officer.

                       OPTION GRANTS IN LAST FISCAL YEAR


_INDIVIDUAL GRANTS

                                                                     INDIVIDUAL GRANTS
                                                                   ----------------------
                                                                               PERCENTAGE
                                                                   NUMBER OF    OF TOTAL
                                                                   SECURITIES    OPTIONS
                                                                   UNDERLYING  GRANTED TO    EXERCISE
                                                                    OPTIONS     EMPLOYEES    OR BASE        EXPIRA-
                                                                    GRANTED     IN FISCAL     PRICE          TION
     NAME                                                             (#)        1996(1)      ($/SH)         DATE
 ------------                                                       ---------   ---------    --------       -------
Jackson D. Rule, Jr.  . . . . . . . . . . . . . . . . . . . . . . .   20,000      17.2%      $5.00       July 9, 2001

__________

(1) Based on options to purchase 116,000 shares of the Company's Common Stock granted in 1996.

              AGGREGATED OPTION EXERCISES IN FISCAL YEAR 1996 AND
                  VALUE OF OPTIONS AT END OF FISCAL YEAR 1996

                                                                     NUMBER OF
                                                                     SECURITIES            VALUE OF
                                                                     UNDERLYING          UNEXERCISED
                                                                    UNEXERCISED          IN-THE-MONEY
                                                                      OPTIONS            OPTIONS/SARS
                                          SHARES                     AT END OF            AT END OF
                                         ACQUIRED       VALUE     FISCAL 1996 (#)     FISCAL 1996 ($)(2)
                                        ON EXERCISE    REALIZED     EXERCISABLE/         EXERCISABLE/
        NAME                                (#)         ($)(1)     UNEXERCISABLE        UNEXERCISABLE
-------------------                     ----------     -------     -------------       --------------
Jackson D. Rule Jr. . . . . . . . . .        --            --         0/20,000                0


__________

(1) Value realized is based on the fair market value of the Company's Common Stock on the date of exercise minus the exercise price and does not necessarily indicate that the optionee sold such stock.

(2) Fair market value of the Company's Common Stock at December 31, 1996 ($1.375) minus the exercise price of the options.

STOCK OPTION PLAN

         In March 1996, the Company's Board of Directors adopted and the stockholders approved the Plan. Under the Plan, incentive stock options ("ISOs"), as defined in Section 422 of the Internal Revenue Code of 1986, as amended (the "Code"), may be granted to key employees of the Company, and non-qualified options may be granted to key employees, directors, independent contractors and other key individuals of the Company. A total of 200,000 shares of Common Stock has been reserved for issuance under the Plan. The Plan is administered by the Compensation Committee of the Board of Directors, which, subject to the terms of the Plan, will have the authority to determine the material terms and provisions under which options are granted, including the individuals to whom such options may be granted, exercise prices and numbers of shares subject to options, the time or times during which options may be exercised and certain other terms and conditions of the options granted.

         The exercise price of ISOs granted under the Plan may not be less than the fair market value of the Common Stock of the Company on the date of grant and, in the case of ISOs granted to holders of more than 10% of the voting stock of the Company or any subsidiary, not less than 110% of the fair market value of the Common Stock of the Company on the date of grant. As determined by the Compensation Committee, the exercise price of non-qualified options also may not be less than the fair market value of the Common Stock of the Company on the date of grant. ISOs granted to holders of more than 10% of the voting stock of the Company or any subsidiary may not be exercised later than five years from the date of grant, and all other options granted under the Plan may not be exercised later than ten years from the date of grant. The aggregate fair market value (determined at the time of grant) of shares issuable upon the exercise of ISOs granted to an optionee under all stock option plans of the Company or any subsidiary that become exercisable for the first time during any one calendar year may not exceed $100,000 or the amount of the limitation set forth in Section 422 of the Code or its successor provision.

         No stock option may be transferred by an optionee other than by will or the laws of descent and distribution, except pursuant to a qualified domestic relations order as defined in the Code or the Employee Retirement Income Security Act of 1974, as amended, or rules promulgated thereunder. During the lifetime of an optionee, the option may be exercisable only by the optionee except that in the event of the legal disability of an optionee, the guardian or personal representative of the optionee may exercise the option. In the event of termination of employment, including by reason of death or disability, the optionee or the optionee's guardian or personal representative shall be entitled to exercise the option for a period of no more than three months after such termination to the extent such options were exercisable by the optionee on the date of such termination, unless otherwise determined by the Compensation Committee of the Board of Directors.

         Options granted under the Plan generally provide for the payment of the exercise price in cash and may provide for the payment of the exercise price by delivery to the Company of shares of Common Stock already owned by the optionee having a fair market value equal to the exercise price of the options being exercised, or by a combination of such methods, provided that the optionee has held such shares of Common Stock for at least six months prior to the date of exercise. Therefore, if so provided in an optionee's options, such optionee may tender shares of Common Stock to purchase additional shares of Common Stock and may theoretically exercise all of his stock options with no additional investment other than the purchase of his original shares. Any unexercised options that expire or that terminate upon an employee ceasing to be employed by the Company become available again for issuance under the Plan.

         As of March 17, 1997, options to purchase 116,000 shares of Common Stock have been granted under the Plan, of which no options have been exercised and 84,000 shares remained available for grant thereunder.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information regarding the beneficial ownership of the Company's voting securities as of March 17, 1997 by: (i) each director; (ii) the Chief Executive Officer; (iii) all executive officers and directors of the Company as a group; and (iv) all those known by the Company to be beneficial owners of more than five percent (5%) of any class of its voting securities. Unless otherwise indicated, the Company believes that each of the persons indicated below has sole voting and investment power with respect to the shares owned by such person.



                                                                                                 PERCENT OF
                                                                      NUMBER OF SHARES           -----------
                 NAME AND ADDRESS OF BENEFICIAL OWNER(1)             BENEFICIALLY OWNED       OUTSTANDING SHARES
                 ---------------------------------------             ------------------       ------------------
         Jackson D. Rule, Jr.                                            218,522                 6.94%
         Lawrence B. Hoffer  . . . . . . . . . . . . . . . . .            38,792                 1.23%

         Jay Chazanoff . . . . . . . . . . . . . . . . . . . .            39,650(2)              1.26%
         John W. Cullen  . . . . . . . . . . . . . . . . . . .            18,561                 0.59%
         William Elsner  . . . . . . . . . . . . . . . . . . .           130,578                 4.15%
         Gerard A. Maglio  . . . . . . . . . . . . . . . . . .           191,372                 6.08%
         Michael J. Timbers  . . . . . . . . . . . . . . . . .            19,650                 0.62%
         Rocky Thompson  . . . . . . . . . . . . . . . . . . .           345,938                10.98%
         Christopher B. Cooper . . . . . . . . . . . . . . . .                 0                   --
         The Dreyfus Corporation . . . . . . . . . . . . . . .           287,000                 9.11%
           c/o Mellon Bank Corporation
           One Mellon Bank Center
           Pittsburgh, Pennsylvania
         G. Schneider Holdings Co. . . . . . . . . . . . . . .           189,787                 6.02%
           4643 South Ulster, Suite 1300
           Denver, Colorado
         All executive officers and directors as a group
                 (10 persons)  . . . . . . . . . . . . . . . .         1,003,563(2)             31.86%

___________


*        Less than one percent.

(1) Unless otherwise indicated below, (i) the persons in the table above have sole voting and investment power with respect to all shares shown as beneficially owned by them, and (ii) the address for each beneficial owner is c/o the Company, 6786 South Revere Parkway, Suite 150 D, Englewood, Colorado 80112.

(2) Includes warrants to purchase 20,000 shares of Common Stock exercisable at $1.00 per share that were purchased by Mr. Chazanoff in the Company's private placement offering in May 1996.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Messrs. Rule (President, Chief Executive Officer and Chairman of the Board of Directors of the Company) and Thompson (a director of the Company) founded the Company in June 1994. Koala Ventures, LLC ("Koala") served as the manager of the Company when the Company operated as the LLC. Messrs. Rule and Maglio (a director of the Company) and Linley White were the managing members of Koala and thus responsible for the direction and supervision of the Company before the Company was reorganized from a Colorado limited liability company into a Delaware corporation effective as of April 1, 1996.

         Upon the LLC's formation in June 1994, Koala and Mr. Thompson were granted equity interests in the LLC which entitled them to a 37% and 10% respective share of the LLC's profits and distributions, but only after all of the investor members of the LLC received a return of their capital contributions in full. Messrs. Rule, Maglio, White and Elsner (a director of the Company) and G. Schneider Holdings Co. (a stockholder of the Company) originally owned 32%, 32%, 16%, 5% and 15% of Koala, respectively. Effective as of January 1, 1996, Koala amended and restated its operating agreement. The effect of such amendments was that Messrs. Rule, Maglio and White had their member interests reduced by 2.4%, 2.4% and 1.2%, respectively, and Mr. Hoffer (Executive Vice President of the Company) received a 6% member interest in Koala in return for his $100 capital contribution. Pursuant to the Company's reorganization on April 1, 1996, Koala and Mr. Thompson exchanged their equity interests in the LLC for 646,526 and 184,454 shares of the Company's Common Stock, respectively.

         In May 1996, Koala liquidated and dissolved, and as part of its plan of liquidation and dissolution, it distributed 646,526 shares of Common Stock of the Company to its six members based upon their capital accounts and member interests. As a result of this distribution, Messrs. Rule, Maglio, White, Hoffer and Elsner and G. Schneider Holdings Co. respectively received 191,372, 191,372, 95,686, 38,792, 32,325, and 96,979 shares of Common Stock of the
Company.

         During 1995, the Company paid an aggregate of $12,000 to Tele-Trend Communications, Inc. and Phoenix Network, Inc. for services that Mr. Rule provided to the Company when he was employed by Phoenix Network, Inc. and Tele-Trend Communications, Inc. Mr. Rule did not receive any of the proceeds of these payments.

         In August 1995, the Company entered into a $150,000 line of credit with MegaBank of Arapahoe, which was guaranteed by Mr. Rule. The Company paid off this line of credit with proceeds from its initial public offering.

         Some of the trademarks used by the Company were originally filed in the name of its manager, Koala. In March 1996, Koala assigned all of the trademarks to the Company for $10. See "Business -- Intellectual Property."

         During 1994, Koala loaned $76,551 to the Company, which loans did not begin accruing interest until January 1, 1995. Since January 1, 1995, the loans
began accruing interest at the rate of 8% per annum.   The Company paid this
debt in full with proceeds from its initial public offering.

         On May 1, 1996 the Company entered into a consulting agreement with Mr. Maglio. Terms of the agreement began May 1, 1996 and expired on December 31, 1996. The Company paid approximately $37,000 during 1996 for services provided under the consulting agreement.

         During 1996, the Company sold $96,244 of golf clubs to Parade Golf Products, Inc. ("Parade Golf") of Quebec, Canada. Harvey Hoffer, father of Lawrence B. Hoffer (Executive Vice President of the Company), is an executive officer and 50% stockholder of Parade Golf. The Company believes that the sales to Parade Golf were on terms at least as favorable to the Company as the Company could have obtained from unrelated parties.

         On December 6, 1996 the Company entered into an agreement with Information Handling Services ("IHS") to handle all of the Company's fulfillment and warehousing requirement. The Company paid $7,433 during 1996 for services provided under the agreement. Michael J. Timbers (a director of the Company) is an executive officer of IHS.

          From July 1996 to January 1997, Christopher B. Cooper worked as an independent consultant to the Company. The Company paid $21,843 during that period for services provided by Mr. Cooper. Mr. Cooper has been employed as Chief Operating Officer of the Company and has served as a director of the Company since January 1997.

         The Company has adopted a policy that all transactions with affiliated entities or persons will be on terms no less favorable than could be obtained from unrelated parties and all future transactions between the Company and its officers, directors, principal stockholders and affiliates will be approved by a majority of disinterested directors. The Company believes that all of the above described transactions contained terms at least as favorable as could have been obtained from unrelated parties.


ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K


(A) EXHIBITS.

         2.1* Exchange Memorandum dated February 23, 1996, regarding the reorganization of the Registrant from a Colorado limited liability company to a Delaware corporation (the "Exchange Memorandum")

         2.2*    Amendment to the Exchange Memorandum
         2.3*    Articles of Dissolution of Black Rock Ventures, LLC
         3.1*    Certificate of Incorporation of the Company
         3.2*    Bylaws of the Company
         4.1*    Form of Bridge Warrant
         4.2***  Form of Amendment to Bridge Warrant
         4.3*    Certificate of Designations, Rights and Preferences of Series A
                 Redeemable and Convertible Preferred Stock of Black Rock Golf
                 Corporation
         4.4**   Form of Underwriter's Warrant
         10.1*   1996 Stock Option Plan
         10.2*   Licensing Agreement between S2 Golf Inc. and the Company dated
                 January 1, 1996
         10.3*   Employment Agreement between the Company and Jackson D. Rule,
                 Jr. dated April 10, 1996
         10.4*   Employment Agreement between the Company and Rocky Thompson dated April 1, 1996
         10.5*   Employment Agreement between the Company and Lawrence B. Hoffer dated April 10, 1996
         10.6*   Line of Credit Agreement between the Company and MegaBank of
                 Arapahoe dated August 11, 1995
         10.7*   Assignment of Trademarks between the Company and Koala
                 Ventures, LLC
         10.8*   Sales Agency Agreement between the Company and Hampshire
                 Securities Corporation dated May 9, 1996
         11.1+   Computation of per share earnings
         16.1*   Letter from Freeborn and Peters to Causey, Demgen and Moore dated May 21, 1996
         16.2*   Letter from Causey, Demgen and Moore concerning change of the
                 Company's principal accountants dated May 22, 1996
         16.3**  Letter from Freeborn and Peters to Causey, Demgen and
                 Moore dated June 21, 1996
         16.4**  Letter from Causey, Demgen and Moore concerning change of the
                 Company's principal accountants dated June 24, 1996

         27.1    Financial Data Schedule
----------

* Incorporated by reference to the Company's Registration Statement on Form SB-2 filed May 24, 1996 (Registration No. 333-4890-D)

** Incorporated by reference to the Company's Pre-Effective Amendment No. 1 to the Registration Statement on Form SB-2 filed June 26, 1996 (Registration No. 333-4890-D)

*** Incorporated by reference to the Company's Pre-Effective Amendment No. 2 to the Registration Statement on Form SB-2 filed July 16, 1996 (Registration No. 333-4890-D)

+ This data appears in the Consolidated Statement of Operations included in the Company's Consolidated Financial Statements

(b)       REPORTS ON FORM 8-K:  None

                         Black Rock Golf Corporation

                            Financial Statements

               For the years ended December 31, 1996 and 1995



                                  Contents

Report of Independent Auditors .........................................  F-2

Financial Statements

Balance Sheets .........................................................  F-3
Statements of Operations ...............................................  F-4
Statements of Changes in Stockholders'/Members' Equity .................  F-5
Statements of Cash Flows ...............................................  F-6
Notes to Financial Statements ..........................................  F-7

                         Report of Independent Auditors


To the Board of Directors and Stockholders
Black Rock Golf Corporation


We have audited the accompanying balance sheets of Black Rock Golf Corporation (the corporate successor to Black Rock Ventures, LLC as described in Note 1) as of December 31, 1996 and 1995, and the related statements of operations, changes in stockholders' / members' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Black Rock Golf Corporation at December 31, 1996 and 1995, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.


/s/ ERNST & YOUNG LLP
ERNST & YOUNG LLP


Denver, Colorado
April 15, 1997

                          BLACK ROCK GOLF CORPORATION

                                 BALANCE SHEETS



                                                                                  DECEMBER 31
                                                                             1996             1995
                                                                          --------------------------
ASSETS
Current Assets:
   Cash                                                                   $   264,979    $   128,011
   Investment in U S Treasury Bills (Note 3)                                1,300,966           --
   Security deposits                                                          106,825         84,163
   Accounts receivable, net of $61,338 and $0 reserve for
      doubtful accounts at December 31, 1996 and 1995,
      respectively                                                            422,191        203,816
   Inventory                                                                1,844,927        637,703
   Prepaid expenses                                                            83,475         41,161
                                                                          --------------------------
Total current assets                                                        4,023,363      1,094,854

Property and equipment, at cost:
   Computer equipment, software, furniture and fixtures                       341,711         18,234
   Less accumulated depreciation                                              (57,332)        (3,727)
                                                                          --------------------------
                                                                              284,379         14,507
Other assets:
   Infomercial development costs (Note 2)                                      76,667           --
   Organizational costs, net of $1,500 and $12,060 of
      amortization at December 31, 1996 and 1995,
      respectively                                                              8,500         28,142
   Other assets                                                               170,259         68,800
                                                                          --------------------------
Total assets                                                              $ 4,563,168    $ 1,206,303
                                                                          ==========================

LIABILITIES AND STOCKHOLDERS' / MEMBERS' EQUITY
 Current liabilities:
   Accounts payable                                                       $   628,644    $    70,456
   Accrued expenses                                                           167,911         58,062
   Warranty reserves                                                           83,478         73,357
   Loan payable to Koala Ventures, LLC (Note 5)                                  --           44,268
                                                                          --------------------------
Total current liabilities                                                     880,033        246,143

Commitments and contingencies

Stockholders' / members' equity:
   Preferred stock, par value $.001 per share, 1,000,000 shares authorized, no shares are issued and outstanding at
      December 31, 1996 (Note 6)                                                 --             --
   Common stock, par value $.001 per share, 10,000,000 shares authorized, 3,150,000 issued and outstanding at
      December 31, 1996 (Note 6)                                                3,150           --
   Members' equity                                                               --        1,308,100
   Capital in excess of par value                                           5,486,323           --
   Retained deficit                                                        (1,806,338)      (347,940)
                                                                          --------------------------
Total stockholders' / members' equity                                       3,683,135        960,160
                                                                          --------------------------
Total liabilities and stockholders' / members' equity                     $ 4,563,168    $ 1,206,303
                                                                          ==========================


                      See accompanying notes.

                    BLACK ROCK GOLF CORPORATION

                      STATEMENT OF OPERATIONS


                                                             YEAR ENDED DECEMBER 31
                                                              1996           1995
                                                          --------------------------
Revenues:
   Net sales                                              $ 8,924,179    $ 4,988,112
   Cost of goods sold                                       3,702,663      1,665,441
                                                          --------------------------
Gross Profit                                                5,221,516      3,322,671

Operating Expenses:
   Advertising                                              3,758,362      2,577,773
   Marketing                                                  233,617        130,238
   Sales, general and administrative expense                2,897,746        839,661
   Depreciation and amortization (Note 2)                     100,143         57,487
                                                          --------------------------
Total operating expenses                                    6,989,868      3,605,159

Other income and expenses:
   Interest income                                             55,617          7,202
   Interest expense                                           (86,939)        (8,549)
   Other expense                                               (6,664)          --
                                                          --------------------------
Total other income and expenses                               (37,986)        (1,347)

Loss before income taxes                                   (1,806,338)      (283,835)

Federal and state income taxes (Note 2 and 4)                    --             --
                                                          --------------------------
Net loss                                                  $(1,806,338)   $  (283,835)
                                                          ==========================

Weighted average number of common and common equivalent
   shares outstanding during the year                       2,564,795      2,064,000
                                                          ==========================

Loss per common share                                     $     (0.70)   $     (0.14)
                                                          ==========================




                      See accompanying notes.

                          BLACK ROCK GOLF CORPORATION

            STATEMENT OF CHANGES IN STOCKHOLDERS' / MEMBERS' EQUITY

                     YEARS ENDED DECEMBER 31, 1995 AND 1996


                                                   COMMON STOCK
                                              -------------------------     CAPITAL IN
                                                NUMBER OF        PAR         EXCESS OF      RETAINED
                                                 SHARES         VALUE        PAR VALUE      EARNINGS          TOTAL
                                              ----------------------------------------------------------------------
Balance January 1, 1995                            --        $      --     $   513,100    $   (64,105)   $   448,995

Cash contributions                                 --               --         795,000           --          795,000

Net loss                                           --               --            --         (283,835)      (283,835)
                                              ----------------------------------------------------------------------
Balance December 31, 1995                          --               --       1,308,100       (347,940)       960,160

Issuance of shares to member interests
at July 19,1996                               2,000,000(1)         2,000      (349,940)       347,940           --

Fair value of non-employee options
   granted in 1996 (Note 6)                        --               --          59,260           --           59,260

Issuance of shares on July 19, 1996
   in connection with initial
   public offering                            1,150,000            1,150     5,748,850           --        5,750,000

Less: costs associated with
   initial public offering                         --               --      (1,279,947)          --       (1,279,947)

Net loss                                           --               --            --       (1,806,338)    (1,806,338)
                                              ----------------------------------------------------------------------

Balance December 31, 1996                     3,150,000      $     3,150   $ 5,486,323    $(1,806,338)   $ 3,683,135
                                              ======================================================================

(1) Reflects the issuance of 1,747,368 shares of common stock and automatic conversion of 252, 632 shares of Preferred Stock into common stock pursuant to the reorganization of the Company from a Colorado limited liability company to a Delaware corporation.

See accompanying notes.

                          BLACK ROCK GOLF CORPORATION

                            STATEMENTS OF CASH FLOWS

                                                                             YEAR ENDED DECEMBER 31,
                                                                           --------------------------
                                                                                1996          1995
                                                                           --------------------------
OPERATING ACTIVITIES
Net loss                                                                   $(1,806,338)   $  (283,835)
Adjustments to reconcile net loss to net cash used in
   operating activities:
     Depreciation and amortization                                             100,143         57,487
     Issuance of stock options to non-employees                                 59,260           --
     Write-off of infomercial development costs                                   --          164,323
     Write-off of Service Members advertising                                     --           28,000
     Loss on disposal of assets                                                  6,664           --
     Realized gain on sale of investments                                      (34,355)          --
     Unrealized gains on investments                                            (1,846)          --
     Changes in operating assets and liabilities
       Security deposits                                                       (22,662)       (84,163)
       Accounts receivable                                                    (218,375)      (203,816)
       Prepaid expenses                                                        (53,734)       (29,741)
       Inventory                                                            (1,207,224)      (585,018)
       Infomercial development costs                                           (76,667)          --
       Other assets                                                           (101,459)       (68,800)
       Accounts payable                                                        558,188         70,456
       Accrued expenses                                                        109,849         58,062
       Warranty reserves                                                        10,121         73,357
                                                                           --------------------------
Net cash used in operating activities                                       (2,678,435)      (803,688)

INVESTING ACTIVITIES
Purchase of computer equipment, software, furniture and
   fixtures                                                                   (340,617)       (18,234)
Organizational costs                                                           (10,000)       (14,746)
Proceeds from asset disposals                                                    5,000           --
Cost of securities purchased                                                (8,631,426)          --
Gross proceeds from maturities of securities                                 7,366,661           --
                                                                           --------------------------
Net cash used in investing activities                                       (1,610,382)       (32,980)

FINANCING ACTIVITIES
Capital contributions                                                             --          795,000
Bank line of credit                                                            148,500           --
Bank loan                                                                       60,000           --
Repayment of loan payable to Koala Ventures, LLC                               (44,268)       (32,283)
Proceeds from debentures                                                       800,000           --
Repayment of debt                                                           (1,008,500)          --
Proceeds from initial public offering, net                                   4,470,053           --
                                                                           --------------------------
Net cash provided by financing activities                                    4,425,785        762,717
                                                                           --------------------------
Net increase (decrease) in cash                                                136,968        (73,951)
Cash at beginning of period                                                    128,011        201,962
                                                                           --------------------------
Cash and cash equivalents at end of period                                 $   264,979    $   128,011
                                                                           ==========================


Supplemental schedule of additional cash flow information
   and noncash activities:
     Cash paid during the year for interest                                $    32,109    $     8,549
     1994 accounts payable balance converted to a loan
        payable in 1995                                                           --           76,551
       Cash paid for income taxes                                                 --             --

                          BLACK ROCK GOLF CORPORATION

                         NOTES TO FINANCIAL STATEMENTS

                           DECEMBER 31, 1996 AND 1995

1.    BUSINESS OPERATIONS AND ORGANIZATION

        Black Rock Golf Corporation (the "Company" or "BRGC") designs, develops, and markets innovative premium quality golf clubs together with instructional systems intended to improve golfers' scores. The Company's customers are located throughout the United States, Canada and select European and Asian countries.

        The Company was originally organized as a Colorado Limited Liability company, Black Rock Ventures, LLC (the "LLC"), and was managed by Koala Ventures, LLC (the "Manager"). The Manager's responsibilities included the safekeeping and use of all funds and assets of the LLC, as well as the maintenance of books, records and reports reflecting all transactions of the LLC. Certain members of the Manager were also members of the LLC. The financial statements as of December 31, 1995 and for the period then ended are those of the LLC.

        The LLC was organized with two types of members: Investor and Service. Investor Members contributed cash in return for their 95% equity interest. Service Members, consisting of two professional golfers, contributed technical and practical advice and endorsement of the LLC's product in return for their 5% equity interest.

        Effective April 1, 1996 the LLC reorganized from a Colorado limited liability company to a Delaware corporation, a "C" Corporation for tax purposes. All of the members of the LLC transferred their respective member interests in the LLC to BRGC, in exchange for shares of BRGC common and preferred stock. The Manager received common stock. BRGC has 10,000,000 shares of common stock and 1,000,000 of preferred stock authorized. BRGC has authorized a stock option plan and has reserved 200,000 shares for issuance.

        The common stock of BRGC has all the rights generally attendant to common stock, including a right to vote and a right to dividends and other distributions, although junior to the preferred stock's right to dividends and other distributions.

        The Company completed its initial public offering of common stock on July 19, 1996. A total of 1,150,000 shares were sold at $5.00 per share in this offering. The unused proceeds from the initial public offering (after repayment of outstanding debt) have been invested in short term U. S. Treasury Bills pending the utilization of the funds for marketing and media, product testing and design, inventory purchases for existing and new products and for general corporate and working capital purposes.

        The Company lost $1,806,338 and consumed $2,678,435 in cash operations for the year ended December 31, 1996. The Company has invested a substantial portion of the remaining proceeds from the Company's initial public offering in additional inventory to prepare for the increased sales anticipated in the spring and summer season.

        To support the Company's expanding scope of operation it is in the process of securing an $800,000 line of credit facility through its banking relationships (see Note 9).

                          BLACK ROCK GOLF CORPORATION

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CERTAIN RECLASSIFICATIONS

        Certain amounts from 1995 have been reclassified to conform with the 1996 presentation.

CASH

        The Company considers all highly liquid investments with original maturity of three months or less when purchased to be cash equivalents.

SECURITY DEPOSITS

        The security deposit balance at December 31, 1996 includes $100,000 held by the Company's club head manufacturer.

PREPAID EXPENSES

        Prepaid expenses at December 31, 1996 and December 31, 1995 primarily consist of prepaid advertising and prepaid insurance.

INVENTORY

        Inventory, consisting primarily of golf clubs, is stated at the lower of cost or market with cost determined on a first-in, first-out (FIFO) basis. At December 31, 1996 and December 31, 1995, inventory consisted of $1,504,250 and $473,640 of finished goods and $340,677 and $164,063 of work in progress, respectively.

INVESTMENTS

        The Company's investment consists of U S Treasury Bills which are recorded at fair value.

PROPERTY AND EQUIPMENT

        Property and equipment is recorded at cost. Depreciation is computed using the straight-line method over the estimated useful life of the assets, which is three years for computers, software and telephone equipment, and seven years for furniture and fixtures. Depreciation expense of $59,081 and $3,727 was recorded in 1996 and 1995, respectively.

ORGANIZATION EXPENSE

        Organization costs are recorded at cost. Amortization is computed using the straight-line method over five years. All organizational costs associated with the LLC, in the amount of $28,142 were written off in 1996 in conjunction with the reorganization. Total amortization of organization costs during 1996 amounted to $29,642.

                          BLACK ROCK GOLF CORPORATION

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

EQUITY INTERESTS

        The equity interests granted to the LLC's Manager and Service Members at the time of the organization were valued at fair market value at the date of inception as estimated by an independent third party. The Manager's interest was amortized through March 31, 1996, the date at which the Manager's agreement to manage the LLC ceased as a result of the reorganization. The Service Members' interests were capitalized until the showing of the first infomercial and then were expensed.

INCOME TAXES

        The Company accounts for income taxes under FASB Statement No. 109 "Accounting for Income Taxes" which uses the liability method. Under this method, deferred tax assets and liabilities are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

ADVERTISING EXPENSE

        The Company follows the American Institute of Certified Public Accountants' Statement of Position 93-7, Reporting on Advertising Costs ("SOP"). The Company expenses the cost of television air time as it is incurred. The cost of producing an infomercial is considered to be direct-response advertising. During 1995, the infomercial development costs did not meet the SOP's criteria for capitalization because the Company did not have sufficient operating history at the time the costs were incurred to demonstrate that the direct-response advertising would result in probable future benefits. Infomercial production costs incurred in 1995 were capitalized until the initial showing of the infomercial. The Company expensed $270,343 of infomercial development costs in 1995, which is included in advertising costs. Infomercial development costs of $260,887 for the Company's Killer Bee driver and $201,543 for the Company's Mile Hi Putter were expensed in 1996, which is included in advertising costs, due to the infomercials not meeting SOP's criteria for capitalization because the direct-response advertising could not be shown to result in probable future benefits. Infomercial development costs of $76,667 at December 31, 1996 are deferred as they relate to costs of producing a new Titanium driver infomercial which will not incur television air time until the first quarter 1997.

MARKETING EXPENSE

        Marketing expense consists of the creative development, design and printing of brochures, packet holders and other such expenses used in the recruitment of new Proshop Direct participants. Commissions and salesperson salaries are included in sales, general and administrative expenses.

USE OF ESTIMATES

        The preparation of financial statements in conformity with generally accepted accounting principles requires the Company to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

RESERVE FOR WARRANTY

        The Company provides, by a current charge to income, an amount it estimates will be needed to cover future warranty obligations for products sold during the year. The Company provides a 30 day money back guarantee and a one year manufacturer's warranty which covers substantially all of the Company's products.

                          BLACK ROCK GOLF CORPORATION

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

ACCOUNTING FOR STOCK BASED COMPENSATION

        The Company accounts for its stock based compensation arrangements under the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", (APB 25), and the Company has adopted the disclosure only provisions of Statement of Accounting Financial Standards No 123, Accounting for Stock Based Compensations.

NET LOSS PER SHARE

        Pursuant to Securities and Exchange Commission Staff Accounting Bulletins and Staff Policy, common and common equivalent shares issued during the 12-month period prior to an initial public offering at prices below the public offering price are presumed to have been issued in contemplation of the initial public offering, even if anti-dilutive, and have been included in calculations as if these common and common equivalent shares were outstanding for all periods presented (using the Treasury Stock method and the initial public offering price for the Common Stock at December 31, 1995 and the trading price at December 31, 1996). As a result, weighted average common shares outstanding assumes the issuance of 44,931 and 64,000 shares of Common Stock underlying outstanding warrants for the years 1996 and 1995 respectively.

3.   INVESTMENTS

        At December 31, 1996 available-for-sale securities (U.S. Treasury Bills) had a historical cost of $1,299,120, gross realized gains of $34,355, gross unrealized gains of $1,846 and an estimated fair market value of $1,300,966.

4.    INCOME TAXES

        Effective April 1, 1996 the Company reorganized from a Colorado limited liability company, (LLC), to a Delaware corporation, C corporation for tax purposes (See Note 1). The LLC is treated as a partnership for income tax purposes, and as such, no income taxes were paid at the LLC level. Therefore, the amounts reported below reflect the amounts related to the corporation subsequent to the reorganization. Significant components of the Company's deferred tax assets and liabilities are as follows:

                                                   1996                    1995
Deferred tax assets:                             ------------------------------
     Net operating loss carryforward             $685,123                   -
     Sales return allowance                        23,243                   -
     Allowance for loss on receivables             22,879                   -
     Other reserve                                 46,625                   -
     Vacation accrual                               1,894                   -
                                                 --------                  ----
     Total deferred tax assets                   $779,764                   -



                          BLACK ROCK GOLF CORPORATION

4.     INCOME TAXES (CONTINUED)

       Deferred tax liabilities
              Prepaid expenses                       67,359              -
                                                 ----------         -----------
              Total deferred tax liabilities         67,359              -
                                                 ----------         -----------
Net deferred tax assets                          $  712,405              -

Valuation allowance for deferred assets          $ (712,405)             -
                                                 ----------         -----------
      Net deferred assets                        $    -                  -
                                                 ==========         ===========



At December 31, 1996, the Company had a net operating loss carry-forward (NOL) of approximately $1.8 million for federal and state income tax purposes, which expire in 2011.

5.    DEBT OBLIGATIONS

BANK LINE OF CREDIT

        The Company had a secured line of credit, which expired in August 1996, from its banking relationship in the amount of $150,000 with an interest rate of 2% over the prime rate. On July 24, 1996 the outstanding principal balance of $148,500 plus all accrued interest was paid with a portion of the Company's initial public offering proceeds.

DEBENTURES

        On April 4, 1996 the Company issued debentures in the principal amount of $400,000 to its existing equity holders at an annual interest rate of 10%. On July 24, 1996 the outstanding principal balance of $400,000 plus all accrued interest was paid with a portion of the Company's initial public offering proceeds.

        On May 23, 1996 the Company issued debentures in the principal amount of $400,000 to outside investors (see Note 6, Bridge Warrants) at an annual interest rate of 10%. On July 23, 1996 the outstanding principal balance of $400,000 plus all accrued interest was paid with a portion of the Company's initial public offering proceeds.

LOAN PAYABLE TO KOALA VENTURES, LLC

        The Company had a $44,268 loan payable to Koala Ventures, LLC at December 31, 1995 with an annual interest rate of 8%. On July 24, 1996 the outstanding principal balance of $44,268 plus all accrued interest was paid with a portion of the Company's initial public offering proceeds.

LOAN PAYABLE TO MEGABANK

        On June 26, 1996 The Company secured a loan in the amount of $60,000 with an annual interest rate of 10.25%. On July 24, 1996 the outstanding principal balance of $60,000 plus all accrued interest was paid with a portion of the Company's initial public offering proceeds.

                          BLACK ROCK GOLF CORPORATION

6.    STOCKHOLDERS' EQUITY

INITIAL PUBLIC STOCK OFFERING

        The Company completed its initial public offering of common stock on July 19, 1996 at $5.00 per share. A total of 1,150,000 shares were sold in this offering with gross proceeds of $5,750,000. Net proceeds were $4,470,053.

UNDERWRITER WARRANTS

        In connection with the initial public offering of common stock, the Company agreed to sell to the underwriter for an aggregate purchase price of $100, warrants to purchase up to 100,000 shares of common stock. The underwriter's warrants are exercisable for a period of four years commencing one year from July 19, 1996 at an exercise price per share equal to 120% of the public offering price per share of $5.00. A new registration statement or post-effective amendment to the registration statement will be required to be filed and declared effective before distribution to the public of these warrants and the shares of common stock underlying such warrants. The underwriter had not exercised its option to purchase these warrants at December 31, 1996.

BRIDGE WARRANTS

        On May 23, 1996, 80,000 Bridge Warrants were issued in conjunction with the issuance of Company debentures. The bridge warrants entitle the holders thereof to purchase shares of common stock at $1.00 per share for a period of five years commencing May 23, 1996. The Bridge Warrants and Warrant Shares may not be sold or transferred for a period of eighteen months after July 19, 1996. The bridge warrants have not been exercised at December 31, 1996.

STOCK OPTION PLAN

        Under the Company's Stock Option Plan, incentive stock options ("ISOs"), as defined in Section 422 of the Internal Revenue Code of 1986, as amended, may be granted to employees of the Company, and non-qualified options may be granted to key employees, directors, independent contractors and other key individuals of the Company. A total of 200,000 shares of common stock has been reserved for issuance under the Plan, and 116,000 shares granted under the Plan are outstanding as of December 31, 1996. All options granted were at an exercise price of $5.00 per share. The Plan is administered by the Compensation Committee of the Board of Directors.

        The exercise price of the ISOs granted under the Plan may not be less than fair market value of the Common Stock of the Company on the date of grant, and, in the case of ISOs granted to holders of 10% of the voting stock of the Company, not less than 110% of the fair market value of the Common Stock of the Company on the date of grant.

        The weighted-average fair market value (Black-Scholes model) on the grant date of all options was $4.80, the exercise price for all options outstanding on December 31, 1996 is $5.00 and the weighted average contractual life is 9.5 years; 102,000 options have a weighted-average fair market value (Black-Scholes model) on the grant date, exercise price and remaining contractual life of $4.86, $5.00 and 9.5 years, respectively; 14,000 options have a weighted-average fair market value (Black-Scholes model) on the grant date, exercise price and remaining contractual life of $4.37, $5.00 and 9.8 years, respectively. None of the outstanding options are exercisable at December 31, 1996.

                          BLACK ROCK GOLF CORPORATION

6.    STOCKHOLDERS' EQUITY (CONTINUED)

STOCK OPTION PLAN (CONTINUED)

        There were 5,000 non-employee options granted on July 9, 1996 with a weighted average fair market value of $4.86 per share (Black-Scholes model) and 8,000 options granted to non-employees on October 21, 1996 with a weighted average fair market value of $4.37 per share (Black-Scholes model). A total of $59,260 has been expensed for the period ended December 31, 1996 based on the fair market value on the grant date as required by FASB Statement 123.


                                                           Employee
                                                         Stock Options
                                                         -------------

           Outstanding, at December 31, 1995                    0
                  Granted                                 120,000
                  Canceled                                  4,000
                  Exercised                                     0
                                                          -------
           Outstanding, December 31, 1996                 116,000
           Exercisable, December 31, 1996 at
              a price of $5.00                                  0


        Had compensation cost for the Company's stock options been determined based on the fair value at the grant date for awards in 1996 consistent with the provisions of FASB No. 123, the Company's net loss would have been increased to the pro forma amounts indicated below:


                                                                 1996
                                                                 ----
      Net loss reported                                      $(1,806,338)
      Net loss pro forma                                     $(1,890,046)
      Net loss per common equivalent shares-as reported      $      (.70)
      Net loss per common equivalent shares-pro forma        $      (.74)

        The fair value of the options is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 1996: risk-free interest rate of 4.60%, expected life of 5 years, expected volatility of 1.936% and a dividend yield of 0%.

7.    COMMITMENTS AND CONTINGENCIES

INVENTORY SUPPLIERS

        The Company has two primary suppliers, one for club heads and another for club shafts. The loss of either of these suppliers could have a material adverse effect on the Company's business. However, management believes that if one of these suppliers were not able to meet the Company's supply needs, the Company would be able to obtain similar goods from alternate suppliers. There can be no assurance the Company would be successful in obtaining agreements with alternate suppliers.

        The Company has entered into purchase order agreements with the above mentioned suppliers. The Company must give two months notice to cancel any purchase order. At December 31, 1996 and December 31, 1995, noncancelable commitments totaled approximately $934,000 and $210,000, respectively.

                          BLACK ROCK GOLF CORPORATION

7.    COMMITMENTS AND CONTINGENCIES (CONTINUED)

GOLF CLUB ROYALTIES

        The company pays a club designer a $3 royalty charge for every driver produced which uses the Tri Bar club head design, (after July 1996, the design is no longer in production). Approximately $123,000 was paid to this designer in 1996. The designer of the Company's long putters' receives a $3 royalty for every putter sold up to 7,000 putters per year, and a $2 royalty per putter thereafter.

EMPLOYMENT AGREEMENTS

        The Company has entered into employment agreements with three key employees expiring on April 30, 1998, April 30, 1999, and April 30, 2001. Minimum payments for employment agreements having initial or remaining noncancelable terms in excess of one year are as follows: In 1997, $204,010; in 1998, $148,010; in 1999, $40,010; in 2000, $10, and in 2001, $3. Total payments during the terms of these agreements is $392,043.

        Upon the occurrence of specific events, the grant of an option to purchase 5,000 shares of common stock, under and subject to the Plan and any successor plan, exercisable at the market value of the common stock on the date of such event, is included in the employment agreement expiring on April 30, 2001. No options have been granted.

LEASES

        The Company entered into a three year lease, which commenced on July 1, 1996 for its new facility at 6786 South Revere Parkway, Suite 150 D, Englewood, Colorado. This lease expires on June 30, 1999. On August 1, 1996 the Company leased an additional 3,664 square feet in this facility. The monthly rent throughout the term of the lease is approximately $16,050.

        The Company entered into a four year and three month sublease, which commenced on October 1, 1996 for its facility at 12503 East Euclid Drive, Unit 60, Englewood, Colorado. This sublease expires on November 30, 2000. The aggregate sub-lease receipts over the remaining term of the sub-lease is $188,927.

        Minimum payments for lease agreements having initial or remaining noncancelable terms in excess of one year (net of sublease payments) are as follows:


                   1997                      $ 194,937
                   1998                        194,937
                   1999                         98,634
                   2000                          6,602
               Thereafter                            0
                                             ---------
                                             $ 495,110


CONSULTING/ASSEMBLY SUPERVISION AGREEMENT

        The Company entered into an agreement on January 1, 1996 for a $2,000 per month consulting fee and a commission of $.75 per club assembled during 1996. The consulting fee is for assistance in the design of the Company's club heads and golf shafts and the commission is for supervision and overseeing quality control during the assembly process of the Company's golf clubs. This agreement has been renewed with substantially similar terms in 1997.

                          BLACK ROCK GOLF CORPORATION

8.    RELATED PARTY TRANSACTIONS

        On May 1, 1996 the Company entered into a consulting agreement with a director and stock holder of the Company. Terms of the agreement began on May 1, 1996 and expired on December 31, 1996. The Company paid approximately $37,000 during 1996 for services provided under this agreement.

        During 1996, the Company sold $96,244 of golf clubs to Parade Golf Products, Inc. (a distributor for the Company's products in Canada) of Quebec, Canada. An executive officer and 50% owner of Parade Golf is the father of an executive officer and director of the Company.

        On December 6, 1996, the Company entered into an agreement with Information Handling Services ("IHS") to handle all of the Company's fulfillment and warehousing requirements. The Company paid $7,433 during 1996 for services provided under this agreement. An executive officer of IHS is a member of the Board of Directors of the Company.

        During 1995, the Company paid an aggregate of $12,000 to Tele-Trend Communications and Phoenix Network, Inc. for services that an executive officer of the Company provided to the Company when the executive officer was employed by Tele-Trend and Phoenix. The executive officer did not receive any of the proceeds of these payments.

9.    SUBSEQUENT EVENTS

        On March 7, 1997, the United States Golf Association ("USGA") issued a ruling that certain of the Company's 1995 and 1996 golf clubs do not conform with USGA rules. Specifically, the USGA ruled that certain decorative markings on the face of the driver, 3 and 7 woods do not comply with certain rules of the USGA governing markings on the face of the club. Approximately 114,000 golf clubs were affected by this ruling. The ruling was not related to the Company's signature long shafts and did not affect any of the Company's other clubs or products. The Company appealed this ruling with the USGA executive committee.

        On April 11, 1997 the USGA executive committee ruled in the Company's favor on its appeal of the March 7, 1997 ruling. It was ruled that the club face decorative markings rule applies only to irons and not to drivers or fairway woods. The Company's extra length shaft iron sets and its Stinger 3 wedge system have been submitted to the USGA for a determination of their conformity with the USGA rules governing markings on the face of clubs. The Company believes these clubs conform with USGA standards.

        On April 15, 1997 the Company secured an $800,000 two year revolving line of credit with a bank secured by substantially all of its assets. The agreement includes certain financial covenants and a lock box feature which allows for all funds deposited to the Company's account first be used to pay down the outstanding principal and interest on this facility.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         BLACK ROCK GOLF CORPORATION

                                         By:   /s/ JACKSON D. RULE, JR.
                                            ---------------------------
                                         Jackson D. Rule, Jr.
                                         Chairman of the Board, President and
                                         Chief Executive Officer

Date: April 15, 1997

         Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

         SIGNATURE                                 TITLE                             DATE
----------------------------------         -------------------------         --------------------
/s/ JACKSON D. RULE, JR.          Chairman of the Board, President           April 15, 1997
-----------------------             and Chief Executive Officer
Jackson D. Rule, Jr.

/s/ GERALD FICK                   Chief Financial Officer, Treasurer         April 15, 1997
-----------------                   and Secretary (Principal
Gerald Fick                         Financial and Accounting
                                    Officer)


/s/ CHRISTOPHER COOPER            Chief Operating Officer                    April 15, 1997
----------------------              and Director
Christopher Cooper

/s/ LAWRENCE B. HOFFER            Executive Vice President                   April 15, 1997
----------------------              and Director
Lawrence B. Hoffer

/s/ JAY CHAZANOFF                 Director                                   April 15, 1997
-----------------
Jay Chazanoff

/s/ JOHN W. CULLEN                Director                                   April 15, 1997
------------------
John W. Cullen

/s/ WILLIAM ELSNER                Director                                   April 15, 1997
------------------
William Elsner

/s/ GERARD A. MAGLIO              Director                                   April 15, 1997
--------------------
Gerard A. Maglio

/s/ MICHAEL J. TIMBERS            Director                                   April 15, 1997
----------------------
Michael J. Timbers

/s/ ROCKY THOMPSON                Director                                   April 15, 1997
------------------
Rocky Thompson

                              INDEX TO EXHIBITS


       EXHIBIT
       NUMBER                      DESCRIPTION
      ---------                    -----------
         2.1*    Exchange Memorandum dated February 23, 1996, regarding the reorganization of the Registrant from a Colorado limited
                 liability company to a Delaware corporation (the "Exchange
                 Memorandum")
         2.2*    Amendment to the Exchange Memorandum
         2.3*    Articles of Dissolution of Black Rock Ventures, LLC
         3.1*    Certificate of Incorporation of the Company
         3.2*    Bylaws of the Company
         4.1*    Form of Bridge Warrant
         4.2***  Form of Amendment to Bridge Warrant
         4.3*    Certificate of Designations, Rights and Preferences of Series A
                 Redeemable and Convertible Preferred Stock of Black Rock Golf
                 Corporation
         4.4**   Form of Underwriter's Warrant
        10.1*    1996 Stock Option Plan
        10.2*    Licensing Agreement between S2 Golf Inc. and the Company dated
                 January 1, 1996
        10.3*    Employment Agreement between the Company and Jackson D. Rule,
                 Jr. dated April 10, 1996
        10.4*    Employment Agreement between the Company and Rocky Thompson dated April 1, 1996
        10.5*    Employment Agreement between the Company and Lawrence B. Hoffer dated April 10, 1996
        10.6*    Line of Credit Agreement between the Company and MegaBank of
                 Arapahoe dated August 11, 1995
        10.7*    Assignment of Trademarks between the Company and Koala
                 Ventures, LLC
        10.8*    Sales Agency Agreement between the Company and Hampshire
                 Securities Corporation dated May 9, 1996
        11.1+    Computation of per share earnings
        16.1*    Letter from Freeborn and Peters to Causey, Demgen and Moore dated May 21, 1996
        16.2*    Letter from Causey, Demgen and Moore concerning change of the
                 Company's principal accountants dated May 22, 1996
        16.3**   Letter from Freeborn and Peters to Causey, Demgen and
                 Moore dated June 21, 1996
        16.4**   Letter from Causey, Demgen and Moore concerning change of the
                 Company's principal accountants dated June 24, 1996
        27.1     Financial Data Schedule


----------

* Incorporated by reference to the Company's Registration Statement on Form SB-2 filed May 24, 1996 (Registration No. 333-4890-D)

** Incorporated by reference to the Company's Pre-Effective Amendment No. 1 to the Registration Statement on Form SB-2 filed June 26, 1996 (Registration No. 333-4890-D)

*** Incorporated by reference to the Company's Pre-Effective Amendment No. 2 to the Registration Statement on Form SB-2 filed July 16, 1996 (Registration No. 333-4890-D)

+ This data appears in the Consolidated Statement of Operations included in the Company's Consolidated Financial Statements