Form 10QSB
period 1997-03-31
BLACK ROCK GOLF CORP
filed 1997-05-15
CIK 1012627

                                  United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB

                                   (MARK ONE)

[ x ] Quarterly report under Section 13 or 15 (d) of the Securities Exchange Act of 1934 For the quarterly period ended March 31, 1997


[   ] Transition report under Section 13 or 15 (d) of the Exchange Act For the
transition period from                    to

Commission file number   001-11935


                           BLACK ROCK GOLF CORPORATION
             (Exact name of registrant as specified in its charter)


          Delaware                                      84-1336891
(State or other jurisdiction of             (I.R.S. Employer Identification No,)
 incorporation or organization)

6786 South Revere Parkway, Ste. 150D
        Englewood, Colorado                                    80112
(Address of principal executive office)                     (Zip Code)


                                (303) 799 - 9901
               (Registrants telephone number, including area code)

                                 Not applicable
   (Former name, former address and former fiscal year, if changed from last report)

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X   No
    ---     ---


State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

Common Stock, $.001 Par Value---3,150,000 shares outstanding as of April 12,
1997

                                     Index

                           Black Rock Golf Corporation


Part I.  Financial Information

Item 1. Financial Statements ( Unaudited )

     Condensed balance sheets---March 31, 1997 and December 31, 1996

     Condensed statements of operations---Three months ended March 31, 1997 and 1996

     Condensed statements of cash flows---Three months ended March 31, 1997 and 1996

     Notes to condensed financial statements---March 31, 1997


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Part II. Other information

Item 1. Legal Proceedings

Item 6. Exhibits and Reports on Form 8-K

PART I.  FINANCIAL INFORMATION

                           BLACK ROCK GOLF CORPORATION

                            CONDENSED BALANCE SHEETS

                                                                March 31         December 31,
                                                                  1997               1996
                                                               ---------------------------------
                                                               (Unaudited)      (See Note Below)
Assets

Current Assets
     Cash                                                      $   409,739        $   264,979
     Investment in U S Treasury Bills                                   --          1,300,966
     Security Deposits                                              23,825            106,825
     Accounts Receivable, net                                    1,237,526            422,191
     Inventories - Note B                                        1,709,175          1,844,927
     Prepaid Expenses                                              196,106             83,475
     Other Current Assets                                            6,877                 --
                                                               -----------        -----------

Total Current Assets                                             3,583,248          4,023,363

Property, Plant and Equipment                                      370,111            341,711
Less Allowances for Depreciation                                   (80,864)           (57,332)
                                                               -----------        -----------

Net Property, Plant and Equipment                                  289,247            284,379

Other Assets                                                       413,662            255,426
                                                               -----------        -----------

Total Assets                                                   $ 4,286,157        $ 4,563,168
                                                               ===========        ===========
Liabilities and Stockholders' Equity

Current Liabilities
     Accounts Payable                                          $   719,475        $   628,644
     Accrued Expenses                                              121,836            167,911
     Warranty Reserves                                              89,115             83,478
     Other Current Liabilities                                       8,134                 --
                                                               -----------        -----------

Total Current Liabilities                                          938,560            880,033

Stockholders'/Members Equity
     Common stock, par value $.001 per share -
        Authorized 10,000,000 shares, issued
        and outstanding 3,150,000 shares as of March 31,
        1997 and 3,150,000 as of December 31, 1996                   3,150              3,150
     Preferred stock, par value $.001 per share -
        Authorized 1,000,000 shares, issued
        and outstanding  0 shares as of March 31, 1997
        and December 31, 1996                                           --                 --
     Paid-in capital                                             5,486,323          5,486,323
     Retained Deficit                                           (2,141,876)        (1,806,338)
                                                               -----------        -----------

Total Stockholders' Equity                                       3,347,597          3,683,135
                                                               -----------        -----------

Total Liabilities and Stockholders' Equity                     $ 4,286,157        $ 4,563,168
                                                               ===========        ===========


Note: The balance sheet at December 31, 1996 has been derived from the audited financial statements at that date but does not include all of the financial information and footnotes required by generally accepted accounting principles for complete financial statements.

    The accompanying notes are an integral part of these condensed financial statements.

                           BLACK ROCK GOLF CORPORATION

                       CONDENSED STATEMENTS OF OPERATIONS


                                                  Three Months Ended
                                                       March 31
                                            -----------------------------
                                               1997               1996
                                            -----------        ----------
                                            (Unaudited)        (Unaudited)
Net sales                                    $2,559,580        $2,292,059
Cost of sales                                 1,490,076           864,051
                                             ----------        ----------

Gross profit                                  1,069,504         1,428,008

Operating expenses:
     Advertising                                652,728           798,173
     Marketing                                   70,324            84,411
     Selling & administrative                   668,741           352,453
     Depr. and amortization                      24,032            47,532
                                             ----------        ----------

Operating income (loss)                        (346,321)          145,439

Interest expense                                     --             6,310
Other income (exp), net                          10,783             2,010
                                             ----------        ----------

Income (loss) before income tax                (335,538)          141,139

Income tax expense (benefit)                         --                --
                                             ----------        ----------

Net income (loss)                            $ (335,538)       $  141,139
                                             ==========        ==========

Weighted average shares
     outstanding (Notes D & E)                3,184,286         2,064,000
                                             ==========        ==========

Net income (loss) per share
     (Notes D & E)                           $    (0.11)       $     0.07
                                             ==========        ==========

PRO FORMA INFORMATION
Historical income (loss) before taxes        $ (335,538)       $  141,139
Charges (benefit) in lieu of income
     Tax for Limited Liability Company               --            52,645
                                             ----------        ----------

Pro forma net income (loss)                  $ (335,538)       $   88,494
                                             ==========        ==========

Pro forma weighted average shares
     outstanding after IPO
     (Notes C, D & E)                         3,184,286         2,064,000
                                             ==========        ==========

Pro forma net income (loss) per
     share (Notes C, D & E)                  $    (0.11)       $     0.04
                                             ==========        ==========


    The accompanying notes are an integral part of these condensed financial statements.

                           BLACK ROCK GOLF CORPORATION

                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                      Three Months ended March 31,
                                                                      ----------------------------
                                                                           1997            1996
                                                                      ----------------------------
Cash used in operations                                               $ (969,570)       $ (247,258)


Cash used in investing activities
     Purchase of equipment                                               (28,400)          (98,933)
                                                                      ----------        ----------

Total cash used in investing activities                                  (28,400)          (98,933)


Cash provided by financing activities
     Proceeds from initial public offering of common stock, net               --                --
      Issuance of debt instruments                                            --           534,919
     Gross proceeds from maturities of securities                      1,300,966                --
     Other assets                                                       (158,236)          (48,065)
                                                                      ----------        ----------

Total cash provided by financing activities                            1,142,730           486,854
                                                                      ----------        ----------

Increase/(decrease) in cash and cash equivalents                      $  144,760        $  140,663
                                                                      ==========        ==========


    The accompanying notes are an integral part of these condensed financial statements.

                           BLACK ROCK GOLF CORPORATION


Notes to Unaudited Condensed Financial Statements

March 31, 1997

Note A---Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Certain amounts from the prior quarters have been reclassified to conform with the current quarter. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. For further information, refer to the Company's Registration Statement on Form SB - 2 (No. 333 - 4890 - D), as amended, and Quarterly Reports on Form 10 - QSB for the quarters ended June 30, 1996 and September 30, 1996 and Form 10-KSB for the year ended December 31, 1996.

Note B---Inventories

The components of inventory consist of the following:

                       March 31,       December 31,
                         1997             1996
                      ----------       ----------
Work in Process       $  897,159       $  340,677

Finished Goods           812,016        1,504,250
                      ----------       ----------

Total Inventory       $1,709,175       $1,844,927
                      ==========       ==========

                           BLACK ROCK GOLF CORPORATION

Notes to Unaudited Condensed Financial Statements

Continued

Note C---Income Taxes

The Company reorganized to a C corporation (which was incorporated in the state of Delaware) from a Colorado limited liability company effective April 1, 1996. Prior to April 1, 1996, all of the limited liability company's earnings or losses were passed through to its members. The Company has included in its statements of operations, pro forma information to include charges in lieu of income taxes as if the Company had been a C corporation for all periods presented. This results in a pro forma charge for income taxes for the three-month period ended March 31, 1996 of $52,645.

Note D---Earnings Per Share

A pro forma earnings per share calculation has been provided including the common shares issued in the Company's initial public offering for all periods presented. Pursuant to Securities and Exchange Commission Staff Accounting Bulletins and Staff Policy, common and common equivalent shares issued during the 12-month period prior to an initial public offering at prices below the public offering price are presumed to have been issued in contemplation of the initial public offering, even if anti-dilutive, and have been included in the calculations as if these common and common equivalent shares were outstanding for all periods presented (using the Treasury stock method). As a result, pro forma weighted average common shares outstanding assumes the issuance of 34,286 and 64,000 shares of Common Stock underlying outstanding warrants at March 31, 1997 and 1996 respectively. See Note E---Initial Public Stock Offering.

                           BLACK ROCK GOLF CORPORATION

Notes to Unaudited Condensed Financial Statements

Continued

Note E---Initial Public Stock Offering

The Company completed its initial public offering of common stock on July 19, 1996. A total of 1,000,000 shares were sold in this offering. In addition, the underwriter exercised its option to purchase an additional 150,000 shares of Common Stock. The unused proceeds from the initial public offering (after repayment of outstanding debt) were invested in short term U. S. Treasury Bills (Cash equivalents) until the funds were utilized for marketing and media, product testing and design, inventory purchases for existing and new products and for general corporate and working capital purposes.

Note F---FASB Statement No. 128

In February 1997, the Financial Accounting Standards Board issued statement No. 128, Earnings per Share, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating earnings per share, the dilutive effect of stock options will be excluded. The expected impact of Statement No. 128 on these quarters is not expected to be material.

Note G---Subsequent Events

On March 7, 1997, the United States Golf Association ( "USGA" ) issued a ruling that certain of the Company's 1995 and 1996 golf clubs did not conform with USGA rules. Specifically, the USGA had ruled that certain decorative markings on the face of the driver, 3 and 7 woods do not comply

                           BLACK ROCK GOLF CORPORATION

Notes to Unaudited Condensed Financial Statements

Continued

with certain rules of the USGA governing markings on the face of the club. Approximately 114,000 golf clubs were affected by this ruling. The ruling was not related to the Company's signature long shafts and did not affect any of the Company's other clubs or products. The Company appealed this ruling with the USGA executive committee.

On April 11, 1997 the USGA executive committee ruled in the Company's favor on its appeal of the March 7, 1997 ruling. The executive committee of the USGA decided that the USGA's interpretation of the decorative markings rule "has been overly restrictive" and the Company's drivers and fairway woods now conform with the Rules of Golf. The Company's extra length shaft iron sets and its Stinger 3 wedge system have been submitted to the USGA for a determination of their conformity with the USGA rules governing markings on the face of clubs. The Company believes these clubs conform with USGA standards.

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

Results of Operations

Revenues and expenses during the three-month period ended March 31, 1997 were greater than revenues and expenses during the three-month period ended March 31, 1996 because during the three-month period ended March 31, 1997 the Company had significantly more employees, more established marketing methods and distribution channels, its infrastructure and management team in place, close out sales for the Company's 1996 product line, and the introduction of new and innovative 1997 model golf clubs, all of which in turn, generated greater sales. The marketing channels tracked are ProShop Direct including close out sales, Consumer and International. ProShop Direct consists of green grass golf club pro shops and major golf retail outlets, including catalog sales. Consumer sales consist of infomercial sales, outbound telemarketing sales, golf magazine sales, direct mail sales and customer service sales, all of which are sold directly to the individual consumer.

Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations (continued)

      Three-month period ended March 31, 1997 compared with the three-month period ended March 31, 1996

Net revenues increased $267,521, or 12%, from $2,292,059 during the three-month period ended March 31, 1996 to $2,559,580 during the three-month period ended March 31, 1997. For the three-month period ended March 31, 1997, sales of $1,109,886 resulted from the Company's close out of its 1996 model clubs at substantially reduced wholesale prices. There were no close out sales for the three-month period ended March 31, 1996 since the Company's club design remained unchanged during 1995 and 1996. In addition, for the three-month period ended March 31, 1997, infomercial sales per dollar of media costs was lower than that experienced in the three-month period ended March 31, 1996. 1997 model club sales generated from ProShop Direct participants decreased $582,101, or 60%, from $973,761 for the three-month period ended March 31, 1996 to $391,660 for the three-month period ended March 31, 1997. Consumer sales decreased $259,746, or 21%, from $1,249,368 for the three-month period ended March 31, 1996 to $989,622 for the three-month period ended March 31, 1997. International sales decreased $518, or 1%, from $68,930 for the three-month period ended March 31, 1996 to $68,412 for the three-month period ended March 31, 1997. The USGA ruling has also negatively impacted April 1997 sales results. Sales for the three-month period ended March 31, 1997 were negatively impacted by the USGA ruling on March 7, 1997 that certain of the Company's 1995, 1996 and 1997 golf clubs, its drivers, 3 and 7 woods, did not comply with USGA rules governing certain markings on the face of the club. On April 11, 1997 the USGA executive committee ruled in the Company's favor on its appeal of the March 7, 1997 ruling. The selling season for golf clubs begins in mid to late February of each year and as a result of the USGA March 7, 1997 ruling the Company experienced resistance on the part of the ProShop Direct participants to purchase non- conforming clubs, even though the Company assured them the Company's 1997 model clubs were in conformance with the USGA rules. Prior to learning of the USGA decision on the Company's appeal, the

Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations (continued)

Company decided to modify the markings on the club face of its 1997 model golf clubs. The resultant shortage of 1997 model club inventory available for immediate sale, generated back orders of $289,483 and $0 at March 31, 1997 and 1996 respectively.

Cost of goods sold increased $626,025, or 72%, from $864,051 for the three-month period ended March 31, 1996 to $1,490,076 for the three-month period ended March 31, 1997. For the three-month period ended March 31, 1997, cost of goods sold in the amount of $980,310 resulted from the Company's close out of its 1996 model clubs. Cost of goods sold for the Company's 1997 model club sales decreased in line with the decrease in club sales.

The gross margin (gross profit divided by net sales) for the three-month period ended March 31, 1997 was 42% compared to 62% for the three-month period ended March 31, 1996. The decrease in the gross profit margin was a direct result of the Company's close out sales of its 1996 model clubs. Excluding the 1996 model closeout sales, the gross margin would have been 65%.

Advertising expenses decreased $145,445, or 18%, from $798,173 for the three-month period ended March 31, 1996 to $652,728 for the three-month period ended March 31, 1997. The Company reduced substantially its infomercial air time for the three-month period ended March 31, 1997 as a result of its new titanium driver infomercial not airing until mid February 1997. The Company discontinued air time for its 1996 driver infomercial in mid December 1996 due to direct sales from this infomercial not meeting expectations. Infomercial air time decreased $223,990, or 35%, from $634,154 for the three-month period ended March 31, 1996 to $410,164 for the three-month period ended March 31, 1997. Amortization of the titanium infomercial production costs amounted to an increase of $46,687 since production costs were deferred in the amount of approximately $307,000 and are being amortized over the future benefits periods, dubbing and shipping costs increased $13,169 as a result

Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations (continued)

of the new infomercial and magazine advertising (including productive and creative expenses) increased $46,822 for the three-month period ended March 31, 1997 over the three-month period ended March 31, 1996. Inbound telemarketing costs, order taking for infomercial telecasts, decreased $35,320 due to the reduced sales generated by infomercials for the three-month period ended March 31, 1997 compared to the three-month period ended March 31, 1996.

Marketing expenses decreased $14,087, or 17%, from $84,411 for the three-month period ended March 31, 1996 to $70,324 for the three-month period ended March 31, 1997. The decrease in marketing expenses primarily are the result of the Company's reduced reliance on an outside advertising agency and its related expenses in developing the Company's marketing programs.

Selling, general and administrative expenses increased $316,288, or 90%, from $352,453 for the three-month period ended March 31, 1996 to $668,741 for the three-month period ended March 31, 1997. The increase in selling and administrative expenses is the result of an increase in the number of employees, additional space requirements for these employees, additional space for the assembly of golf clubs and other costs associated with selling and administration such as telephone and office supplies. The Company has increased its number of employees from 18 full time and 10 part time employees at March 31, 1996 to 29 full time and 6 part time employees as of March 31, 1997. Payroll costs and associated payroll taxes and employee benefits has increased $187,094, professional fees for legal and accounting has increased $30,070, rent has increased by $45,122, costs associated with a publicly traded company has increased $27,933 and a one time relocation expense increase of $38,239 has contributed to the expense increase for the three-month period ended March 31, 1997 as compared to the three-month period ended March 31, 1996.

Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations (continued)

Income tax expense for the three-month period ended March 31, 1996 and March 31, 1997 was $0. The Company reorganized to a C corporation from a Colorado limited liability company effective April 1, 1996. Prior to April 1, 1996 all of the limited liability company's earnings or losses were passed through to its members. The Company has included in its statements of operations pro forma information to include charges in lieu of income taxes, if any, for the 1st quarter 1996 as if the Company had been a C corporation for all periods presented.

Net loss for the three-month period ended March 31, 1997 was $335,538 compared to net income of $141,139 for the three-month period ended March 31, 1996. Lower sales caused by the USGA ruling and the Company's close out sales of its 1996 model clubs plus lower than expected sales generated through other marketing channels contributed to the net loss in the first quarter of 1997. The delay in receiving inventory for the Company's new product offerings due to the USGA ruling resulted in the Company missing an opportunity to sell clubs in the southern states at the end of their golf season and delayed the introduction to retailers and green grass pro shops in the northern part of the United States.

Liquidity and Sources of Capital

Cash flows used in operations were $969,570 for the three-month period ended March 31, 1997 as compared to $247,258 for the three-month period ended March 31, 1996.

Security deposits decreased by $83,000 as a result of the Company securing a revolving line of credit that satisfied the requirements of the Company's foreign suppliers; accounts receivable increased by $815,335 as a result of the close out sales of the 1996 model clubs; inventory decreased by $135,732 as a result of the delay in receiving new products due to the USGA ruling and subsequent modification to the Company's club head face markings and prepaid expenses increased by $112,631 primarily due to the

Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Sources of Capital (continued)

increased buying of future air time for the Company's infomercials. Other assets increased $158,236 as a result of the deferred costs associated with the Company's production of the titanium driver infomercial. These items were partially offset by an increase in current liabilities of $58,527. The Company has used the remaining funds from its initial public offering, $1,300,966, during the first quarter of 1997 primarily for the purchase of new inventory to prepare for the increased sales anticipated in the remaining spring and summer selling season.

The Company believes that available cash from its future operations and the $800,000 revolving line of credit will be sufficient to meet its normal operating requirements through the year 1997, including new product testing and design, inventory for new products and increased marketing and media expenses. The agreement contains a financial covenant on the amount of common equity required which is $3,200,000 at March 31, 1997 and grows to $4,200,000 at December 31, 1997. There is no assurance the Company will be able to achieve certain financial covenants included in the revolving line of credit.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

In March 1997, the Company received correspondence from a golf club manufacturer alleging infringement of a patent by the infrastructure (the "Parabolic Arch Reinforcement") of its titanium and stainless steel driver heads. The Company believes it has not infringed this patent and that the resolution of this patent claim will not have a material adverse affect on the Company.

The Company is a party, from time to time, in litigation incident to its business. The Company is not aware of any current or pending litigation that it believes will have a material adverse affect on the Company's results of operations or financial condition.

Item 6. Exhibits and Reports on Form 8-K

(a) EXHIBITS

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

(a) EXHIBITS (CONTINUED)

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

11.1****      Computation of per share earnings

27.1          Financial Data Schedule


* Incorporated by reference to the Company's Registration Statement on Form SB-2 filed May 24, 1996 (Registration No. 333-4890-D)

(a) EXHIBITS (CONTINUED)

** Incorporated by reference to the Company's Pre-Effective Amendment No. 1 to the Registration Statement on Form SB-2 filed June 26, 1996 (Registration No. 333-4890-D)

*** Incorporated by reference to the Company's Pre-Effective Amendment No. 2 to the Registration Statement on Form SB-2 filed June 26, 1996 (Registration No. 333-4890-D)

**** This data appears in the Consolidated Statement of Operations included in the Company's Consolidated Financial Statements

(b) REPORTS ON FORM 8-K:  None

                                   Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                          Black Rock Golf Corporation
                                 ---------------------------------------------
                                                  (Registrant)

Date 5/15/97                     /s/ Jackson D. Rule., Jr.
                                 ---------------------------------------------
                                 Jackson D. Rule, Jr., President & C.E.O.


Date 5/15/97                     /s/ Gerald D. Fick
                                 ---------------------------------------------
                                 Gerald D. Fick, C.F.O., Treasurer & Secretary

                                 EXHIBIT INDEX

Exhibit 27.1     Financial Data Schedule