Form 10QSB
period 1997-06-30
BLACK ROCK GOLF CORP
filed 1997-08-14
CIK 1012627

                                 United States
                       Securities and Exchange Commission
                            Washington, D.C.  20549

                                  FORM 10-QSB

                                   (MARK ONE)

( x ) Quarterly report under Section 13 or 15 (d) of the Securities Exchange Act of 1934 For the quarterly period ended June 30, 1997
                                           -------------

(   )  Transition report under to Section 13 or 15 (d) of the Exchange Act
For the transition period from __________________ to ________________

Commission file number 001-11935
                      ---------------


                          BLACK ROCK GOLF CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)



                 Delaware                                84-1336891
                 --------                                ----------
     (State or other jurisdiction of        (I.R.S. Employer Identification No.)
       incorporation or organization)


    6786 South Revere Parkway, Ste.  150D
           Englewood, Colorado                              80112
           -------------------                              -----
   (Address of principal executive office)                (Zip Code)

                                 (303) 799-9901
--------------------------------------------------------------------------------
              (Registrants telephone number, including area code)

                                 Not applicable
--------------------------------------------------------------------------------
   (Former name, former address and former fiscal year, if changed from last report)

      Check whether the issuer ( 1 ) has filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months ( or for such shorter period that the registrant was required to file such reports ), and ( 2 ) has been subject to such filing requirements for the
      past 90 days.    Yes  X     No
                           ---       ---


      State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

              Common Stock, $.001 Par Value---3,150,000 shares outstanding as of August 11, 1997

                                     Index

                          Black Rock Golf Corporation


Part I.  Financial Information

Item 1.  Financial Statements ( Unaudited )

         Condensed balance sheets---June 30, 1997 and December 31, 1996

         Condensed statements of operations---Three months ended June 30, 1997 and 1996;  Six months ended June 30 1997 and 1996

         Condensed statements of cash flows---Six months ended June 30, 1997 and 1996;

         Notes to condensed financial statements---June 30, 1997


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Part II. Other information

Item 1.  Legal Proceedings

Item 6.  Exhibits and Reports on Form 8-K

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                          Black Rock Golf Corporation

                            Condensed Balance Sheets

                                                                       June 30                       December 31,
                                                                         1997                            1996
                                                                  ---------------------------------------------------
                                                                     (Unaudited)                   (See Note Below)
Assets

Current Assets
     Cash                                                          $           97,332              $          264,979
     Investment in U S Treasury Bills                                               -                       1,300,966
     Security Deposits                                                         39,847                         106,825
     Accounts Receivable, net                                                 985,482                         422,191
     Inventories - Note B                                                   2,669,221                       1,844,927
     Prepaid Expenses                                                         127,833                          83,475
     Other Current Assets                                                       4,208                               -
                                                                  -------------------              ------------------

Total Current Assets                                                        3,923,923                       4,023,363

Property, Plant and Equipment                                                 400,092                         341,711
Less Allowances for Depreciation                                             (106,612)                        (57,332)
                                                                  -------------------              ------------------

Net Property, Plant and Equipment                                             293,480                         284,379

Other Assets                                                                  273,147                         255,426
                                                                  -------------------              ------------------

Total Assets                                                      $         4,490,550              $        4,563,168
                                                                  ===================              ==================

Liabilities and Stockholders' Equity

Current Liabilities
     Accounts Payable                                             $           946,752              $          628,644
     Accrued Expenses                                                         153,398                         167,911
     Warranty Reserves                                                        104,000                          83,478
     Line of Credit                                                           587,140                               -
     Other Current Liabilities                                                  8,134                               -
                                                                  -------------------              ------------------

Total Current Liabilities                                                   1,799,424                         880,033

Stockholders'/Members Equity
     Common stock, par value $.001 per share -
        Authorized 10,000,000 shares, issued
        and outstanding 3,150,000 shares as of March 31,
        1997 and 3,150,000 as of December 31, 1996                              3,150                           3,150
     Preferred stock, par value $.001 per share -
        Authorized 1,000,000 shares, issued
        and outstanding  0 shares as of March 31, 1997
        and December 31, 1996                                                       -                               -
     Paid-in capital                                                        5,486,323                       5,486,323
     Retained Deficit                                                      (2,798,347)                     (1,806,338)
                                                                  -------------------              ------------------

Total Stockholders' Equity                                                  2,691,126                       3,683,135
                                                                  -------------------              ------------------

Total Liabilities and Stockholders' Equity                        $         4,490,550              $        4,563,168
                                                                  ===================              ==================

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

                          Black Rock Golf Corporation

                       Condensed Statements of Operations


                                          Three Months Ended                                   Six Months Ended
                                               June 30                                             June 30
                                 -------------------------------------               -------------------------------------
                                      1997                  1996                         1997                   1996
                                 ---------------        --------------               --------------        ---------------
                                  (Unaudited)            (Unaudited)                  (Unaudited)           (Unaudited)
Net sales                        $     2,308,449        $    3,233,179               $    4,832,935        $     5,525,238
Cost of sales                            856,565             1,188,705                    2,311,545              2,052,757
                                 ---------------        --------------               --------------        ---------------

Gross profit                           1,451,884             2,044,474                    2,521,390              3,472,481

Operating expenses:
     Advertising                       1,312,151             1,153,619                    1,948,738              1,893,564
     Marketing                            50,424                98,308                      119,279                182,717
     Selling & administrative            690,396               713,587                    1,376,747              1,124,269
     Depr. and amortization               31,549                12,011                       55,582                 59,543
                                 ---------------        --------------               --------------        ---------------

Operating income (loss)                 (632,636)               66,949                     (978,956)               212,388

Interest expense                          25,214                18,955                       25,214                 25,265
Other income (exp), net                    1,380                 3,089                       12,162                  5,099
                                 ---------------        --------------               --------------        ---------------

Income (loss) before income tax         (656,470)               51,083                     (992,008)               192,222

Income tax expense (benefit)                   -                16,358                            -                 16,358
                                 ---------------        --------------               --------------        ---------------

Net income (loss)                $      (656,470)       $       34,725               $     (992,008)       $       175,864
                                 ===============        ==============               ==============        ===============

Weighted average shares
     outstanding (Notes D & E)         3,191,212             2,064,000                    3,191,212              2,064,000
                                 ===============        ==============               ==============        ===============

Net income (loss) per share
     (Notes D & E)               $         (0.21)       $         0.02               $        (0.31)       $          0.09
                                 ===============        ==============               ==============        ===============

Pro forma information
Historical income (loss)
before taxes                     $      (656,470)       $       51,083               $     (992,008)      $        192,222
Charges (benefit) in lieu of
income
Tax for Limited Liability
Company                                        -                16,358                            -                 71,699
                                 ---------------        --------------               --------------        ---------------

Pro forma net income (loss)      $      (656,470)       $       34,725               $     (992,008)       $       120,523
                                 ===============        ==============               ==============        ===============

Pro forma weighted average shares
     outstanding after IPO
     (Notes C, D & E)                  3,191,212             3,214,000                    3,191,212              3,214,000
                                 ===============        ==============               ==============        ===============

Pro forma net income (loss) per
     share (Notes C, D & E)      $         (0.21)       $         0.01               $        (0.31)       $          0.04
                                 ===============        ==============               ==============        ===============

                  The accompanying notes are an integral part of these
                        condensed financial statements.

                          Black Rock Golf Corporation

                       Condensed Statements of Cash Flows
                                  (Unaudited)

                                                                              Six Months ended March 31,
                                                                  ---------------------------------------------------
                                                                         1997                            1996
                                                                  ---------------------------------------------------
Cash used in operations                                           $        (1,979,471)             $         (761,713)


Cash used in investing activities
     Purchase of equipment                                                    (58,381)                       (109,852)
                                                                  -------------------              ------------------

Total cash used in investing activities                                       (58,381)                       (109,852)


Cash provided by financing activities
     Proceeds from initial public offering of common stock, net                     -                                -
     Issuance of debt instruments                                             587,140                          948,500
     Gross proceeds from maturities of securities                           1,300,966                                -
     Other assets                                                             (17,721)                       (175,405)
                                                                  -------------------              ------------------

Total cash provided by financing activities                                 1,870,385                         773,095
                                                                  -------------------              ------------------

Increase/(decrease) in cash and cash equivalents                  $          (167,467)             $          (98,470)
                                                                  ===================              ==================


   The accompanying notes are an integral part of these condensed financial statements.

                          BLACK ROCK GOLF CORPORATION


Notes to Unaudited Condensed Financial Statements

June 30, 1997

Note A---Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Certain amounts from the prior quarters have been reclassified to conform with the current quarter. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. For further information, refer to the Company's Registration Statement on Form SB - 2 (No. 333 - 4890 - D), as amended, and Quarterly Reports on Form 10 - QSB for the quarters ended June 30, 1996, September 30, 1996 and March 31, 1997 and Form 10-KSB for the year ended December 31, 1996.

Note B---Inventories

The components of inventory consist of the following:

                                June 30,                    December 31,
                                  1997                          1996
                            ---------------                ---------------
Work in Process             $     1,012,150                $       340,677
Finished Goods                    1,657,071                      1,504,250
                            ---------------                ---------------
Total Inventory             $     2,669,221                $     1,844,927
                            ===============                ===============

                          BLACK ROCK GOLF CORPORATION

Notes to Unaudited Condensed Financial Statements

Continued

Note C---Income Taxes

The Company reorganized to a C corporation (which was incorporated in the state of Delaware) from a Colorado limited liability company effective April 1, 1996. Prior to April 1, 1996, all of the limited liability company's earnings or losses were passed through to its members. The Company has included in its statements of operations, pro forma information to include charges in lieu of income taxes as if the Company had been a C corporation for all periods presented. This results in a pro forma charge for income taxes for the six-month period ended June 30, 1996 of $16,358.

Note D---Earnings Per Share

A pro forma earnings per share calculation has been provided including the common shares issued in the Company's initial public offering for all periods presented. Pursuant to Securities and Exchange Commission Staff Accounting Bulletins and Staff Policy, common and common equivalent shares issued during the 12-month period prior to an initial public offering at prices below the public offering price are presumed to have been issued in contemplation of the initial public offering, even if anti-dilutive, and have been included in the calculations as if these common and common equivalent shares were outstanding
for all periods presented (using the Treasury stock method).   As a result, pro
forma weighted average common shares outstanding assumes the issuance of 41,212 and 64,000 shares of Common Stock underlying outstanding warrants at June 30, 1997 and 1996 respectively. See Note E---Initial Public Stock Offering.

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

Note G---Subsequent Events

On March 7, 1997, the United States Golf Association ( "USGA" ) issued a ruling that certain of the Company's 1995 and 1996 golf clubs did not conform with USGA rules. Specifically, the USGA had ruled that certain decorative markings on the face of the driver, 3 and 7 woods do not comply

                          BLACK ROCK GOLF CORPORATION

Notes to Unaudited Condensed Financial Statements

Note G---Subsequent Events, continued

with certain rules of the USGA governing markings on the face of the club. Approximately 114,000 golf clubs were affected by this ruling. The ruling was not related to the Company's signature long shafts and did not affect any of the Company's other clubs or products. The Company appealed this ruling with the USGA executive committee.

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

On April 15, 1997 the Company secured an $800,000 two year revolving line of credit with a bank secured by substantially all of its assets. The agreement includes certain financial covenants and a lock box feature which allows for all funds deposited to the Company's account to be first used to pay down the outstanding principal and interest on this facility.

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

Results of Operations

Revenues were less and expenses were greater during the three-month period ended June 30, 1997 and the six-month period ended June 30, 1997 than revenues and expenses during the corresponding three-month period ended June 30, 1996. Expenses during the first quarter of 1997 compared to the first quarter of 1996 increased because the Company had significantly more employees, more established marketing methods and distribution channels and its infrastructure and management team was in place. During the second quarter of 1997 and 1996
the expense levels in total are substantially the same.   The marketing
channels tracked are ProShop Direct including close out sales, Consumer and International. ProShop Direct consists of green grass golf club pro shops and major golf retail outlets, including catalog sales. Consumer sales consist of infomercial sales, outbound telemarketing sales, golf magazine sales, direct mail sales and customer service sales, all of which are sold directly to the individual consumer.

Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Three-month and six-month periods ended June 30, 1997 compared with the three-month and six-month period ended June 30, 1996

Net revenues decreased $924,730, or 29%, from $3,233,179 during the three-month period ended June 30, 1996 to $2,308,449 during the three-month period ended June 30, 1997. Net revenues decreased $692,303, or 13%, from $5,525,238 during the six-month period ended June 30, 1996 to $4,832,935 during the six-month period ended June 30, 1997. For the three-month period ended June 30, 1997, sales of $71,313 resulted from the Company's close out of its 1996 model clubs
at substantially reduced wholesale prices.   For the six- month period ended
June 30, 1997, sales of $1,181,199 resulted from the Company's close out of its 1996 model clubs at substantially reduced wholesale prices. There were no close out sales for the three-month and six-month periods ended June 30, 1996 since the Company's club design remained unchanged during 1995 and 1996. In addition, for the three-month and six-month period ended June 30, 1997, infomercial sales per dollar of media costs was lower than that experienced in the three-month and six-month period ended June 30, 1996. 1997 model club sales generated from ProShop Direct participants decreased $518,367, or 37%, from $1,385,104 for the three-month period ended June 30, 1996 to $866,737 for the three-month period ended June 30, 1997. 1997 model club sales generated from ProShop Direct participants decreased $1,103,628, or 46%, from $2,376,852 for the six-month period ended June 30, 1996 to $1,273,224 for the six-month period ended June 30, 1997. Consumer sales decreased $508,745, or 29%, from $1,760,841 for the three- month period ended June 30, 1996 to $1,252,096 for the three-month period ended June 30, 1997. Consumer sales decreased $787,950, or 26%, from $2,980,187 for the six-month period ended June 30, 1996 to $2,192,237 for the six-month period ended June 30, 1997. International sales increased $31,069, or 36%, from $87,234 for the three-month period ended June 30, 1996 to $118,303 for the three-month period ended June 30, 1997. International sales increased $18,076, or 11%, from $168,199 for the six-

Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations (continued)

month period ended June 30, 1996 to $186,275 for the six-month period ended June 30, 1997. The effect of the USGA ruling in March 1997 has materially impacted 1997 sales results to date and will continue its negative impact for the remainder of 1997. Sales for the three-month and six-month periods ended June 30, 1997 were severely impacted by the USGA ruling on March 7, 1997 that certain of the Company's 1995, 1996 and 1997 golf clubs, its drivers, 3 and 7 woods, did not comply with USGA rules governing certain markings on the face of the club. On April 11, 1997 the USGA executive committee ruled in the Company's favor on its appeal of the March 7, 1997 ruling. The selling season for golf clubs begins in mid to late February of each year and as a result of the USGA March 7, 1997 ruling the Company experienced resistance on the part of the ProShop Direct participants to purchase non- conforming clubs, even though the Company assured them the Company's 1997 model clubs were in conformance with the USGA rules. Prior to learning of the USGA decision on the Company's appeal, the Company decided to modify the markings on the club face of its 1997 model golf clubs. This resulted in available club inventory shortages during the early selling season when the ProShops and retail outlets are stocking
inventory for their sales efforts.   The Company has also reduced its air time
for infomercials for the remainder of 1997 due to the infomercial sales per dollar of media costs being lower than expected and that which was experienced in the six-month period ended June 30, 1996. The reduced infomercial air time will result in fewer sales.

Cost of goods sold decreased $332,140, or 28%, from $1,188,705 for the three-month period ended June 30, 1996 to $856,565 for the three-month period ended June 30, 1997. Cost of goods sold increased $258,788, or 13%, from $2,052,757 for the six-month period ended June 30, 1996 to $2,311,545 for the six-month period ended June 30, 1997. For the three-month period ended June 30, 1997, cost of goods sold in the amount of $60,616 resulted from the Company's close out of its 1996 model clubs. For the six-month period ended June 30, 1997, cost of goods sold in the amount of $994,591 resulted from the Company's close out of its 1996 model clubs.

Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations (continued)

Cost of goods sold for the Company's 1997 model club sales decreased in line with the decrease in club sales.

The gross margin (gross profit divided by net sales) for the three-month periods ended June 30, 1997 and June 30, 1996 was 63%. The gross margin for the six-month periods ended June 30, 1997 was 52% compared to 63% for the six-month period ended June 30, 1996. The decrease in the gross profit margin for the six-month period ended June 30, 1997 was a direct result of the Company's close out sales of its 1996 model clubs. Excluding the 1996 model close out sales, the gross margin would have been 64%.

Advertising expenses increased $158,532, or 14%, from $1,153,619 for the three-month period ended June 30, 1996 to $1,312,151 for the three-month period ended June 30, 1997. Advertising expenses increased $55,174, or 3%, from $1,893,564 for the six-month period ended June 30, 1996 to $1,948,738 for the six-month period ended June 30, 1997. Infomercial air time decreased $11,150 or 1%, from $828,043 for the three-month period ended June 30, 1996 to $816,893 for the three-month period ended June 30, 1997. Infomercial air time decreased $235,141 or 16%, from $1,462,197 for the six-month period ended June 30, 1996 to $1,227,056 for the six-month period ended June 30, 1997. The Company reduced substantially its infomercial air time for the six-month period ended June 30, 1997 as a result of its new titanium driver infomercial not airing until mid February 1997. The Company discontinued air time for its 1996 driver infomercial in mid December 1996 due to direct sales from this infomercial not meeting expectations. Amortization of the titanium infomercial production costs amounted to an increase of $189,559 for the three-month period ended June 30, 1997 over the three-month period ended June 30, 1996 since production costs were deferred in the amount of approximately $307,000 prior to any air time and were fully amortized at June 30, 1997 since there was no future benefits for the remaining air time periods, dubbing and shipping costs

Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations (continued)

decreased $30,722 as a result of the new infomercial and magazine advertising (including production and creative expenses) increased $22,548 for the three-month period ended June 30, 1997 over the three-month period ended June 30, 1996. Inbound telemarketing costs, order taking for infomercial telecasts, decreased $59,723 due to the reduced sales generated by infomercials for the three- month period ended June 30, 1997 compared to the three-month period ended March 31, 1996. Direct mailing costs increased $52,565 due to increased mailings to the Company's existing customer base and to non customers whose names were purchased from a third party for the three-month period ended June 30, 1997 compared to the three-month period ended March 31, 1996. Amortization of the titanium infomercial production costs amounted to an increase of $236,246 for the six-month period ended June 30, 1997 over the six- month period ended June 30, 1996 since production costs were capitalized in the amount of approximately $307,000 prior to any air time and were fully amortized at June 30, 1997 since there was no future benefits for the remaining air time periods, dubbing and shipping costs decreased $18,332 as a result of the new infomercial and magazine advertising (including production and creative expenses) increased $56,412 for the six-month period ended June 30, 1997 over the six-month period ended June 30, 1996. Inbound telemarketing costs, order taking for infomercial telecasts, decreased $95,044 due to the reduced sales generated by infomercials and moving part of the functions performed by the third party in-house for the six-month period ended June 30, 1997 compared to the six-month period ended March 31, 1996. Direct mailing costs increased $68,125 due to increased mailings to the Company's existing customer base and to non customers whose names were purchased from a third party for the six-month period ended June 30, 1997 compared to the six-month period ended March 31, 1996.

Marketing expenses decreased $47,884, or 49%, from $98,308 for the three-month period ended June 30, 1996 to $50,424 for the three- month period ended June
30, 1997.   Marketing expenses decreased $63,438, or 35%, from $182,717 for the six-month period ended June 30, 1996 to $119,279

Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations (continued)

for the six-month period ended June 30, 1997.    The decrease in marketing
expenses primarily are the result of the Company's reduced reliance on an outside advertising agency and its related expenses in developing the Company's marketing programs.

Selling, general and administrative expenses decreased $23,191, or 3%, from $713,587 for the three-month period ended June 30, 1996 to $690,396 for the three-month period ended June 30, 1997. The decrease in selling and administrative expenses is primarily the result of less commissions and credit card processing fees which are the result of decreased sales. Selling, general and administrative expenses increased $252,478, or 22%, from $1,124,269 for the six-month period ended June 30, 1996 to $1,376,747 for the six-month period ended June 30, 1997. The Company has increased its number of employees from 18 full time and 10 part time employees at March 31, 1996 to 29 full time and 6 part time employees as of March 31, 1997. Payroll costs and associated payroll taxes and employee benefits has increased $129,162, professional fees for legal and accounting has increased $22,969, rent has increased by $77,686 and costs associated with a publicly traded company has increased $18,872 for the six-month period ended June 30, 1997 as compared to the six-month period ended June 30, 1996.

Income tax expense for the three-month and six-month periods ended June 30, 1996 was $16,358 and at June 30, 1997 was $0. The Company reorganized to a C corporation from a Colorado limited liability company effective April 1, 1996. Prior to April 1, 1996 all of the limited liability company's earnings or losses were passed through to its members. The Company has included in its statements of operations pro forma information to include charges in lieu of income taxes, if any, for the 1st quarter 1996 as if the Company had been a C corporation for all periods presented.

Net loss for the three-month period ended June 30, 1997 was $656,470 compared to net income of $34,725 for the three-month period ended June 30, 1996. Lower sales caused by the USGA ruling and the Company's

Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations (continued)

close out sales of its 1996 model clubs plus lower than expected sales generated through other marketing channels contributed to the net loss in the second quarter of 1997. The delay in receiving inventory for the Company's new product offerings due to the USGA ruling resulted in the Company missing an opportunity to sell clubs in the southern states at the end of their golf season and delayed the introduction to retailers and green grass pro shops in the northern part of the United States.

Liquidity and Sources of Capital

Cash flows used in operations were $1,979,471 for the three-month period ended June 30, 1997 as compared to $761,713 for the three- month period ended June 30, 1996.

Security deposits decreased by $66,978 primarily as a result of the Company securing a revolving line of credit that satisfied the requirements of the Company's foreign suppliers; accounts receivable increased by $563,291, $308,000 was the result of the Company's four (4) month payment plan for consumer sales using credit cards; inventory increased by $824,294 as a result of the delay in receiving new products due to the USGA ruling resulting in fewer sales than originally projected and prepaid expenses increased by $44,358 primarily due to the increased buying of July 1997 air time for the Company's infomercials. These items were partially offset by an increase in current liabilities of $919,391, $587,170 of which is funds used from the Company's line of credit and $318,108 increase in accounts payable. The Company has used the remaining funds from its initial public offering, $1,300,966, during the first quarter of 1997 primarily for the purchase of new inventory to prepare for the increased sales anticipated in the remaining spring and summer selling season. The Company does not anticipate excess inventory requiring close out sales in 1997 or 1998 because the Company's product design for 1998 will remain the same as its 1997 product design.

Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Sources of Capital (continued)

The Company believes that available cash from its future operations and the $800,000 revolving line of credit will be sufficient to meet its normal operating requirements through the year 1997, including new product testing and design, inventory for new products and increased marketing and media expenses. The loan agreement contains a financial covenant on the amount of common equity required, which is $2,400,000 and increases by one half of future profits, if any. This original covenant was modified in early July 1997. There is no assurance the Company will be able to achieve this financial covenant included in the revolving line of credit.

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

In July 1997, suit was filed against the Company alleging amounts due ($65,000) for infomercial air time during 1995 which the Company had not been invoiced for until March 1997. The Company believes it has paid for all infomercial air time run during 1995 and that the resolution of this suit will not have a material adverse affect on the Company.

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

(A) EXHIBITS (CONTINUED)

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

10.5* Employment Agreement between the Company and Lawrence Hoffer dated April 10, 1996

10.6* Line of Credit Agreement between the Company and MegaBank of Arapahoe dated August 11, 1995

10.7*         Assignment of Trademarks between the Company and Koala
              Ventures, LLC

10.8* Sales Agency Agreement between the Company and Hampshire Securities Corporation dated May 9, 1996

11.1****      Computation of per share earnings

27.1          Financial Data Schedule

(A) EXHIBITS (CONTINUED)

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

(B)     REPORTS ON FORM 8-K:  None

                                   Signatures

In accordance with to the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                              Black Rock Golf Corporation
                                        ---------------------------------------
                                                      (Registrant)

Date          08/14/97                  /s/      Jackson D. Rule., Jr.
     -----------------------------      ---------------------------------------
                                        Jackson D. Rule, Jr., President & C.E.O.

Date          08/14/97                  /s/         Gerald D. Fick
     -----------------------------      ---------------------------------------
                                        Gerald D. Fick, C.F.O., Treasurer &
                                                       Secretary

                                 EXHIBIT INDEX

Exhibit No.                       Description
-----------                       -----------

2.1* Exchange Memorandum dated February 23, 1996, regarding the reorganization of the Registrant from a Colorado limited liability company to a Delaware corporation (the "Exchange Memorandum")

2.2*          Amendment to the Exchange Memorandum

2.3*          Articles of Dissolution of Black Rock Ventures, LLC

3.1*          Certificate of Incorporation of the Company

3.2*          Bylaws of the Company

4.1*          Form of Bridge Warrant

                                 EXHIBIT INDEX

Exhibit No.                       Description
-----------                       -----------

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

10.5* Employment Agreement between the Company and Lawrence Hoffer dated April 10, 1996

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