Form 10QSB
period 1997-09-30
BLACK ROCK GOLF CORP
filed 1997-11-14
CIK 1012627

                                  United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB

                                   (MARK ONE)

[ x ] Quarterly report under Section 13 or 15 (d) of the Securities Exchange Act of 1934 For the quarterly period ended September 30, 1997


[ ] Transition report under to Section 13 or 15 (d) of the Exchange Act For the transition period from __________________ to ________________

Commission file number  001-11935
                        ---------



                           BLACK ROCK GOLF CORPORATION

             (Exact name of registrant as specified in its charter)




                  Delaware                             84-1336891
      ------------------------------         ---------------------------------
     (State or other jurisdiction of        (I.R.S. Employer Identification No,)
       incorporation or organization)

    6786 South Revere Parkway, Ste. 150D                   80112
       Englewood, Colorado
     ------------------------------------                 ---------
    (Address of principal executive office)               (Zip Code)

                               (303)799 - 9901
                -------------------------------------------------
               (Registrants telephone number, including area code)

                                 Not applicable
               ---------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed from last report)

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

Common Stock, $.001 Par Value---3,150,000 shares outstanding as of November 12, 1997

                                     Index

                           Black Rock Golf Corporation


Part I.  Financial Information

Item 1.  Financial Statements ( Unaudited )

     Condensed balance sheets---September 30, 1997 and December 31, 1996

     Condensed statements of operations---Three months ended September 30, 1997 and 1996;  Nine months ended September 30, 1997 and 1996

     Condensed statements of cash flows---Nine months ended September 30, 1997 and 1996;

     Notes to condensed financial statements---September 30, 1997


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Part II.  Other Information

Item 1.  Legal Proceedings

Item 6.  Exhibits and Reports on Form 8-K

PART I.  FINANCIAL INFORMATION

                           BLACK ROCK GOLF CORPORATION

                            CONDENSED BALANCE SHEETS

                                                                                  September 30       December 31,
                                                                                       1997              1996
                                                                                  -----------        ----------------
                                                                                  (Unaudited)        (See Note Below)
Assets

Current Assets
     Cash                                                                            $    35,794      $   264,979
     Investment in U S Treasury Bills                                                         --        1,300,966
     Security Deposits                                                                    49,847          106,825
     Accounts Receivable, net                                                            577,217          422,191
     Inventories - Note B                                                              2,929,980        1,844,927
     Prepaid Expenses                                                                     51,433           83,475
     Other Current Assets                                                                  7,323               --
                                                                                     -----------      -----------

Total Current Assets                                                                   3,651,594        4,023,363

Property, Plant and Equipment                                                            405,156          341,711
Less Allowances for Depreciation                                                        (133,563)         (57,332)
                                                                                     -----------      -----------

Net Property, Plant and Equipment                                                        271,593          284,379

Other Assets                                                                             120,532          255,426
                                                                                     -----------      -----------

Total Assets                                                                         $ 4,043,719      $ 4,563,168
                                                                                     ===========      ===========

Liabilities and Stockholders' Equity

Current Liabilities
     Accounts Payable                                                                $   867,887      $   628,644
     Accrued Expenses                                                                    175,353          167,911
     Warranty Reserves                                                                    42,972           83,478
     Line of Credit                                                                      524,239               --
     Promissory Notes Payable                                                            180,876               --
     Other Current Liabilities                                                            10,984               --
                                                                                     -----------      -----------

Total Current Liabilities                                                              1,802,311          251,389

Stockholders' Equity
     Common stock, par value $.001 per share -
        Authorized 10,000,000 shares, issued
        and outstanding 3,150,000 shares as of September 30,
        1997 and 3,150,000 as of December 31, 1996                                         3,150            3,150
     Preferred stock, par value $.001 per share -
        Authorized 1,000,000 shares, issued
        and outstanding  0 shares as of September 30, 1997
        and December 31, 1996                                                                 --               --
     Paid-in capital                                                                   5,486,323        5,486,323
     Retained Deficit                                                                 (3,248,065)      (1,806,338)
                                                                                     -----------      -----------

Total Stockholders' Equity                                                             2,241,408        3,683,135
                                                                                     -----------      -----------

Total Liabilities and Stockholders' Equity                                           $ 4,043,719      $ 3,934,524
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

                           BLACK ROCK GOLF CORPORATION

                       CONDENSED STATEMENTS OF OPERATIONS

                                                       Three Months Ended                Nine Months Ended
                                                          September 30                      September 30
                                                  ----------------------------      ----------------------------
                                                      1997             1996             1997             1996
                                                  -----------      -----------      -----------      -----------
                                                  (Unaudited)      (Unaudited)      (Unaudited)      (Unaudited)
Net sales                                         $ 1,343,456      $ 2,100,745      $ 6,176,391      $ 7,625,983
Cost of sales                                         641,123          895,790        2,952,668        2,948,547
                                                  -----------      -----------      -----------      -----------

Gross profit                                          702,333        1,204,955        3,223,723        4,677,436

Operating expenses:
     Advertising                                      452,136          931,272        2,400,874        2,824,836
     Marketing                                         29,655          133,476          148,934          316,193
     Selling & administrative                         627,912          658,874        2,004,659        1,783,143
     Depr. and amortization                            27,452           16,950           83,034           76,493
                                                  -----------      -----------      -----------      -----------

Total operating expenses                            1,137,155        1,740,572        4,637,501        5,000,665
                                                  -----------      -----------      -----------      -----------

Operating loss                                       (434,822)        (535,617)      (1,413,778)        (323,229)

Interest expense                                       14,922            6,844           40,136           32,109
Other income (exp), net                                    27          (25,946)          12,189          (20,847)
                                                  -----------      -----------      -----------      -----------

Loss before income taxes                             (449,717)        (568,407)      (1,441,725)        (376,185)

Income tax benefit                                         --          (16,358)              --               --
                                                  -----------      -----------      -----------      -----------

Net loss                                          $  (449,717)     $  (552,049)     $(1,441,725)     $  (376,185)
                                                  ===========      ===========      ===========      ===========

Weighted average shares
     outstanding (Notes D & E)                      3,150,000        2,988,945        3,150,000        2,374,500
                                                  ===========      ===========      ===========      ===========

Net loss per share
     (Notes D & E)                                $     (0.14)     $     (0.18)     $     (0.46)     $     (0.16)
                                                  ===========      ===========      ===========      ===========

PRO FORMA INFORMATION
Historical loss before taxes                      $  (449,717)     $  (568,407)     $(1,441,725)     $  (376,185)
Benefit in lieu of income
     Tax for Limited Liability Company                     --          (16,358)              --               --
                                                  -----------      -----------      -----------      -----------

Pro forma net loss                                $  (449,717)     $  (552,049)     $(1,441,725)     $  (376,185)
                                                  ===========      ===========      ===========      ===========

Pro forma weighted average shares
     outstanding after IPO
     (Notes C, D & E)                               3,150,000        2,988,945        3,150,000        2,374,500
                                                  ===========      ===========      ===========      ===========

Pro forma net loss per
     share (Notes C, D & E)                       $     (0.14)     $     (0.18)     $     (0.46)     $     (0.16)
                                                  ===========      ===========      ===========      ===========


         The accompanying notes are an integral part of these condensed financial statements.

                           BLACK ROCK GOLF CORPORATION

                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                   Nine Months ended September 30,
                                                                   -------------------------------
                                                                       1997             1996
                                                                   -------------------------------
Cash used in operations                                             $(2,032,927)     $(2,510,859)

Cash used in investing activities
     Purchase of equipment                                              (63,445)        (296,912)
                                                                    -----------      -----------

Total cash used in investing activities                                 (63,445)        (296,912)

Cash provided by financing activities
     Proceeds from initial public offering of common stock, net              --        4,775,000
     Issuance of debt instruments                                       705,115               --
     Gross proceeds from maturities of securities                     1,300,966               --
     Other assets                                                      (138,894)         (79,591)
                                                                    -----------      -----------

Total cash provided by financing activities                           1,867,187        4,695,409
                                                                    -----------      -----------

Increase/(decrease) in cash and cash equivalents                    $  (229,185)     $ 1,887,638
                                                                    ===========      ===========

         The accompanying notes are an integral part of these condensed financial statements.

                           BLACK ROCK GOLF CORPORATION


Notes to Unaudited Condensed Financial Statements

September 30, 1997

Note A---Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Certain amounts from the prior quarters have been reclassified to conform with the current quarter. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. For further information, refer to the Company's Registration Statement on Form SB - 2 (No. 333 - 4890 - D), as amended, and Quarterly Reports on Form 10 - QSB for the quarters ended June 30, 1996, September 30, 1996, March 31, 1997 and June 30, 1997 and Form 10-KSB for the year ended December 31, 1996.

Note B---Inventories

The components of inventory consist of the following:

                                            September 30,             December 31,
                                                1997                      1996
                                            -------------             ------------

Work in Process                              $1,973,442               $  340,677
Finished Goods                                  956,538                1,504,250
                                             ----------               ----------

Total Inventory                              $2,929,980               $1,844,927
                                             ==========               ==========

                           BLACK ROCK GOLF CORPORATION

Notes to Unaudited Condensed Financial Statements

Continued

Note C---Income Taxes

The Company reorganized to a C corporation (which was incorporated in the state of Delaware) from a Colorado limited liability company effective April 1, 1996. Prior to April 1, 1996, all of the limited liability company's earnings or losses were passed through to its members. The Company has included in its statements of operations, pro forma information to include charges in lieu of income taxes, if any, as if the Company had been a C corporation for all periods presented. This results in no pro forma charge for income taxes for the nine-month period ended September 30, 1996.

Note D---Earnings Per Share

A pro forma earnings per share calculation has been provided including the common shares issued in the Company's initial public offering for all periods presented. Pursuant to Securities and Exchange Commission Staff Accounting Bulletins and Staff Policy, common and common equivalent shares issued during the 12-month period prior to an initial public offering at prices below the public offering price are presumed to have been issued in contemplation of the initial public offering, even if anti-dilutive, and have been included in the calculations as if these common and common equivalent shares were outstanding for all periods presented (using the Treasury stock method). As a result, pro forma weighted average common shares outstanding assumes the issuance of 0 and 64,000 shares of Common Stock underlying outstanding warrants at September 30, 1997 and September 30, 1996 respectively. See Note E---Initial Public Stock Offering.

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

Note G---Subsequent Events

On April 15, 1997 the Company secured an $800,000 two year revolving line of credit with a bank secured by substantially all of its assets. The agreement includes certain financial covenants and a lock box feature which

                          BLACK ROCK GOLF CORPORATION

Notes to Unaudited Condensed Financial Statements

Note F---Subsequent Events, continued

allows for all funds deposited to the Company's account first be used to pay down the outstanding principal and interest on this facility.

On September 1, 1997 the Company entered into a Distribution Agreement to allow the sale of the Company's products in Japan. Terms contained in the agreement for future distribution rights include minimum purchases of products on a monthly basis, which requirement has been met by the distributor.

On October 24, 1997 the Company issued $200,000 in debentures for funding of its Jump Start to Golf product introduction. The debentures bear interest at a rate of 10% per annum. Warrants to purchase 100,000 shares of common stock at $1.00 per share exercisable for a period of five years were issued in conjunction with the debentures. The warrants may not be sold, transferred assigned or hypothecated until October 24, 1998.

On November 3, 1997 the Company signed a Promissory Note in the amount of $50,000 with an interest rate of 10% per annum. The due date of the Note is the earlier of any equity financing by the Company or June 30, 1998. An officer of the Company is the Holder of this Note.

On November 7, 1997 the Company engaged the services of an Investment Banker to assist the Company in defining specific objectives and action plans and to locate and assist in the negotiations with an equity/debt funding source for the Company's 1998 funding requirements.

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

          Three-month and nine-month periods ended September 30, 1997 compared with the three-month and nine-month periods ended
                               September 30, 1996

Net revenues decreased $757,289, or 36%, from $2,100,745 during the three-month period ended September 30, 1996 to $1,343,456 during the three-month period ended September 30, 1997. Net revenues decreased $1,449,592, or 19%, from $7,625,983 during the nine-month period ended September 30, 1996 to $6,176,391 during the nine-month period ended September 30, 1997. For the three-month period ended September 30, 1997, sales of $176,705 resulted from the Company's close out of its 1996 model clubs at substantially reduced wholesale prices. For the nine-month period ended September 30, 1997, sales of $1,357,904 resulted from the Company's close out of its 1996 model clubs at substantially reduced wholesale prices. There were no close out sales for the three-month and

Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations (continued)

nine-month periods ended September 30, 1996 since the Company's club design remained unchanged during 1995 and 1996. In addition, for the three-month and nine- month period ended September 30, 1997, infomercial sales per dollar of media costs was lower than that experienced in the three-month and nine-month period ended September 30, 1996. New model club sales generated from ProShop Direct participants decreased $468,216, or 52%, from $897,504 for the three-month period ended September 30, 1996 to $429,288 for the three-month period ended September 30, 1997. New model club sales generated from ProShop Direct participants decreased $1,580,038, or 48%, from $3,274,356 for the nine-month period ended September 30, 1996 to $1,694,318 for the nine-month period ended September 30, 1997. Consumer sales decreased $523,538, or 46%, from $1,135,646 for the three-month period ended September 30, 1996 to $612,108 for the three-month period ended September 30, 1997. Consumer sales decreased $1,303,294, or 32%, from $4,115,833 for the nine-month period ended September 30, 1996 to $2,812,539 for the nine-month period ended September 30, 1997. International sales increased $57,760, or 85%, from $67,595 for the three-month period ended September 30, 1996 to $125,355 for the three-month period ended September 30, 1997. International sales increased $75,836, or 32%, from $235,794 for the nine- month period ended September 30, 1996 to $311,630 for the nine-month period ended September 30, 1997. The international sales increase is the result of signing a distributorship agreement for sales to the Japanese market effective September 1, 1997. Terms contained in the agreement for future distribution rights include minimum purchases of products on a monthly basis, which requirement has been met by the distributor. On February 5, 1997, the Company was notified by the USGA of its intention to issue a ruling that certain of the Company's clubs were not in conformance with the USGA rules governing markings on the face of the club head. On March 7, 1997 the USGA issued its ruling. Sales for the three-month and nine-month periods ended September 30, 1997 were materially impacted by the USGA ruling. The ruling indicated that certain of the Company's 1995, 1996 and 1997 golf clubs, its drivers, 3 and 7

Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations (continued)

woods, did not comply with USGA rules governing certain markings on the face of the club. On April 11, 1997 the USGA executive committee ruled in the Company's favor on its appeal of the March 7, 1997 ruling. The selling season for golf clubs begins in mid to late February of each year and as a result of the USGA notifying the Company on February 5, 1997 of its intention to issue the non conformance ruling and issuing the ruling on March 7, 1997, the Company experienced resistance on the part of the ProShop Direct participants and retail outlets to purchase the non-conforming clubs. Prior to learning of the USGA decision on the Company's appeal, the Company decided to modify the markings on the club face of its 1997 model golf clubs. This resulted in inventory shortages during the early selling season when the ProShops and retail outlets are stocking inventory for their sales efforts. The Company has also reduced its air time for infomercials for the remainder of 1997 due to the Company's conclusion that infomercial airings are in effect subsidized advertising for driving retail sales and the Company does not expect infomercial sales to be profitable. The reduced infomercial air time will result in fewer sales.

The gross margin (gross profit divided by net sales) for the three-month period ended September 30, 1997 was 52% and for the three-month period ended September 30, 1996 was 57%. The gross margin for the nine-month period ended September 30, 1997 was 52% compared to 61% for the nine-month period ended September 30, 1996. The decrease in the gross profit margin for the nine-month period ended September 30, 1997 was a direct result of the Company's close out sales of its 1996 model clubs. Excluding the 1996 model close out sales, the gross margin for the nine-month period ended September 30, 1997 would have been 61%.

Advertising expenses decreased $479,136, or 51%, from $931,272 for the three-month period ended September 30, 1996 to $452,136 for the three-month period ended September 30, 1997. Advertising expenses decreased $423,962, or 15%, from $2,824,836 for the nine-month period ended September 30, 1996 to $2,400,874 for the nine-month period ended

Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations (continued)

September 30, 1997. Infomercial air time decreased $121,919 or 24%, from $502,887 for the three-month period ended September 30, 1996 to $380,968 for the three-month period ended September 30, 1997. Infomercial air time decreased $357,060, or 18%, from $1,965,084 for the nine-month period ended September 30, 1996 to $1,608,024 for the nine-month period ended September 30, 1997. The Company reduced substantially its infomercial air time for the nine-month period ended September 30, 1997 as a result of its new titanium driver infomercial not airing until mid February 1997 and the Company's conclusion that infomercial airings are in effect subsidized advertising for driving retail sales and the Company does not expect infomercial sales to be profitable. The Company discontinued air time for its 1996 driver infomercial in mid December 1996 due to direct sales from this infomercial not meeting expectations. Amortization of the infomercial production costs amounted to a decrease of $188,876 for the three-month period ended September 30, 1997 over the three-month period ended September 30, 1996. Dubbing and shipping costs decreased $20,312 as a result of the new infomercial while magazine advertising (including production and creative expenses) decreased $22,577 for the three-month period ended September 30, 1997 over the three-month period ended September 30, 1996. Direct mailing costs decreased $125,182 due to reduced mailings to the Company's existing customer base and to non customers whose names were purchased from a third party for the three-month period ended September 30, 1997 compared to the three-month period ended September 30, 1996. For the nine-month period ended September 30, 1997, amortization of infomercial production costs increased $47,370 over the nine-month period ended September 30, 1996. The 1997 infomercial production costs were capitalized in the amount of approximately $307,000 prior to any air time and were fully amortized at June 30, 1997 since there was no future benefits for the remaining air time periods, dubbing and shipping costs decreased $39,144 as a result of the new infomercial, and magazine advertising (including production and creative expenses) increased $21,106 for the nine-month period ended September 30, 1997 over the nine-month period ended September 30, 1996.

Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations (continued)

Direct mailing costs decreased $96,234 due to the reduced mailings to the Company's existing customer base and to non customers whose names were purchased from a third party for the nine-month period ended September 30, 1997 compared to the nine-month period ended September 30, 1996.

Marketing expenses decreased $103,821, or 78%, from $133,476 for the three-month period ended September 30, 1996 to $29,655 for the three-month period ended September 30, 1997. Marketing expenses decreased $167,259, or 53%, from $316,193 for the nine-month period ended September 30, 1996 to $148,934 for the nine-month period ended September 30, 1997. The decrease in marketing expenses primarily are the result of the Company's reduced reliance on an outside advertising agency and its related expenses in developing the Company's marketing programs.

Selling, general and administrative expenses decreased $30,962, or 5%, from $658,874 for the three-month period ended September 30, 1996 to $627,912 for the three-month period ended September 30, 1997. Selling, general and administrative expenses increased $221,516, or 12%, from $1,783,143 for the nine-month period ended September 30, 1996 to $2,004,659 for the nine-month period ended September 30, 1997. The Company has increased its number of employees from 18 full time and 10 part time employees at March 31, 1996 to 24 full time and 8 part time employees as of September 30, 1997. Payroll costs and associated payroll taxes and employee benefits has increased $129,162, professional fees for legal and accounting has increased $22,969, rent has increased by $77,686 and costs associated with a publicly traded company has increased $18,872 for the nine-month period ended September 30, 1997 as compared to the nine-month period ended September 30, 1996. A decrease of $281,719 for the nine-month period ended September 30, 1997 compared to the nine-month period ended September 30, 1996 is primarily the result of less commissions, inbound telemarketing (order taking for infomercial telecasts) and credit card processing fees which are the result of decreased sales.

Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations (continued)

Income tax expense for the nine-month periods ended September 30, 1996 and September 30, 1997 was $0. The Company reorganized to a C corporation from a Colorado limited liability company effective April 1, 1996. Prior to April 1, 1996 all of the limited liability company's earnings or losses were passed through to its members. The Company has included in its statements of operations pro forma information to include charges in lieu of income taxes, if any, for the 1st quarter 1996 as if the Company had been a C corporation for all periods presented.

Net loss for the three-month period ended September 30, 1997 was $449,717 compared to a net loss of $552,049 for the three-month period ended September 30, 1996. Lower sales caused by the USGA ruling and the Company's close out sales of its 1996 model clubs plus lower than expected sales generated through other marketing channels contributed to the net loss in the third quarter of 1997. The delay in receiving inventory for the Company's new product offerings due to the USGA ruling resulted in the Company missing an opportunity to sell clubs in the southern states at the end of their golf season and delayed the introduction to retailers and green grass pro shops in the northern part of the United States.

Liquidity and Sources of Capital

Cash flows used in operations were $2,032,927 for the nine-month period ended September 30, 1997 as compared to $2,510,859 for the nine-month period ended September 30, 1996.

Security deposits decreased by $56,978 primarily as a result of the Company securing a revolving line of credit that satisfied the requirements of the Company's foreign suppliers; accounts receivable increased by $155,026, $121,000 was the result of the Company's four (4) month payment plan for consumer sales using credit cards; inventory increased by $1,085,053 as a result of the delay in receiving new products due to the USGA ruling resulting in fewer sales than originally projected and prepaid

Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Sources of Capital (continued)

expenses decreased by $32,042 primarily due to the decreased buying of 1997 air time for the Company's infomercials. These items were partially offset by an increase in current liabilities of $1,550,922, $524,234 which is funds used from the Company's line of credit, $180,876 of Promissory Notes transferred from accounts payable and $239,243 increase in accounts payable. The Company has used the remaining funds from its initial public offering, $1,300,966, during the first quarter of 1997 primarily for the purchase of new inventory to prepare for the increased sales anticipated during the summer selling season. The Company does not anticipate excess inventory requiring close out sales in 1997 or 1998 because the Company's product design for 1998 will remain the same as its 1997 product design. The Company has added a 5 wood to its current product line which will be available for delivery in early December 1997.

The Company believes that should current sales projections be achieved, available cash from its future operations, and the Company has available collateral equaling its available line of credit, the $800,000 revolving line of credit will be sufficient to meet its normal operating requirements through year end 1997, including new product testing and design, inventory for new products and increased marketing and media expenses. The Company is currently pursuing additional bridge financing as its investment banker has indicated it will take approximately ninety (90) days to close on the equity financing the Company is seeking. The loan agreement contains a financial covenant on the amount of common equity required, which is $2,400,000 and increases by one half of future profits, if any. At September 30, 1997, the Company was in default of the equity covenant in the loan agreement. The lender has issued a letter to the Company waiving the default of the common equity requirement contained in the loan agreement. This original covenant was modified in early July 1997. There is no assurance that the Company will be able to maintain this financial covenant included in the revolving line of credit. All amounts drawn from this line of credit are shown as current liabilities.

Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Sources of Capital (continued)

In October 1997, the Company issued $200,000 of debentures for the purpose of funding its Jump Start to Golf product introduction through an infomercial to be aired in December 1997. The Jump Start to Golf product is designed to teach the beginning golf enthusiast the correct grip, stance Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Sources of Capital (continued)

and swing which would eliminate the need for the first three lessons given by a teaching golf professional. A market test of this product will be conducted in December 1997 and January 1998.

In November 1997 the Company signed a Promissory Note in the amount of $50,000 with an interest rate of 10% per annum. The due date of the Note is the earlier of any equity financing by the Company or June 30, 1998. An officer of the Company is the holder of this Note.

In November 1997 the Company engaged the services of an Investment Banker to assist the Company in defining specific objectives and action plans and to locate and assist in the negotiations with an equity/debt funding source for the Company's 1998 funding requirements.

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

In September 1997, suit was filed against the Company alleging amounts due ($184,000) for printing costs of the Company's prospectus in its initial public offering on July 19, 1996. The Company believes the amount invoiced is excessive and has reserved an amount it feels to be justified by the facts as indicated in the bid from the printer and the subsequent details included in the printers invoice to the Company. The Company believes the resolution of this suit will not have a material adverse effect on the Company.

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

(A)  EXHIBITS (CONTINUED)


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

(a)  EXHIBITS (CONTINUED)

10.7*        Assignment of Trademarks between the Company and Koala
             Ventures, LLC

10.8* Sales Agency Agreement between the Company and Hampshire Securities Corporation dated May 9, 1996

11.1****     Computation of per share earnings

27.1         Financial Data Schedule


* Incorporated by reference to the Company's Registration Statement on Form SB-2 filed May 24, 1996 (Registration No. 333-4890-D)

** Incorporated by reference to the Company's Pre-Effective Amendment No. 1 to the Registration Statement on Form SB-2 filed July 16, 1996 (Registration No. 333-4890-D)

*** Incorporated by reference to the Company's Pre-Effective Amendment No. 2 to the Registration Statement on Form SB-2 filed June 26, 1996 (Registration No. 333-4890-D)

**** This data appears in the Consolidated Statement of Operations included in the Company's Consolidated Financial Statements

(b)      REPORTS ON FORM 8-K:  None

                                   Signatures

In accordance with to the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                                 Black Rock Golf Corporation
                                                 ---------------------------
                                                 (Registrant)

Date                  11/14/97                   /s/ Jackson D. Rule., Jr.
           -------------------------------       ------------------------------
                                                 Jackson D. Rule, Jr.,
                                                 President & C.E.O.

Date                  11/14/97                   /s/ Gerald D. Fick
           -------------------------------       ------------------------------
                                                 Gerald D. Fick, C.F.O.,
                                                 Treasurer & Secretary