Form 10KSB
period 1997-12-31
BLACK ROCK GOLF CORP
filed 1998-04-07
CIK 1012627

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

         (Mark One)

         [X]      Annual Report under Section 13 or 15(d) of the Securities
 Exchange Act of 1934 (Fee required)

         For the fiscal year ended December 31, 1997

         [ ]      Transition report under Section 13 or 15(d) of the Securities
Exchange Act of 1934 (No fee required)

         For the transition period from      to

                          Commission File No. 001-11935

                           BLACK ROCK GOLF CORPORATION
             (Exact Name of registrant as specified in its charter)

         DELAWARE                                       84-1336891
(State or other jurisdiction of                        IRS Employer
 incorporation or organization)                      Identification No.)

                     6786 SOUTH REVERE PARKWAY, SUITE 150D,
                           ENGLEWOOD, COLORADO 80112
                    (Address of principal executive offices)

                                 (303) 799-9901
                (Issuer's Telephone Number, Including Area Code)

Securities Registered under Section 12(b) of the Exchange Act:  NONE

      Securities Registered Pursuant to Section 12(g) of the Exchange Act:
                    COMMON STOCK, PAR VALUE $.001 PER SHARE
                                (Title of Class)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to the Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year:  $6,884,110

The aggregate market value of the registrant's common stock held by non-affiliates of the registrant based on the average of the closing bid and ask price of the registrant's common stock as reported on the Nasdaq SmallCap Market on March 18, 1998 was $819,502. Shares of common stock held by each officer, director and each person who owns 5% or more of the outstanding common stock have been excluded.

The number of shares outstanding of the registrant's Common Stock, $0.001 par value, was 3,150,000 at March 18, 1998.

Documents incorporated by reference:  None

Transitional Small Business Disclosure Format (check one):  Yes [  ]  No [X]

                           FORWARD-LOOKING STATEMENTS

         In addition to historical information, this discussion and analysis contains forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those anticipated, including but not limited to, (i) delays in the delivery of the Company's products, (ii) infomercials and other marketing channels producing worse than anticipated sales, and (iii) the risks and uncertainties described in reports and other documents filed by the Company with the Securities and Exchange Commission, including the Prospectus dated July 19, 1996 and the Company's Registration Statement on Form SB-2 (No. 333-4890-D).

                                     PART I

ITEM 1.  BUSINESS

COMPANY OVERVIEW

         The Company designs, develops and markets innovative, premium quality golf clubs that together with instructional programs are intended to improve golfers' scores. In response to public demand for longer hitting golf clubs, the Company developed and introduced in February 1995 the Killer Bee(R) driver (the "Killer Bee"), which as of January 1, 1998, is offered in extra length shafts of 45, 46, 47, 48, 49, and 50 inch. In August 1995, the Company introduced matching 3 and 7 fairway woods. The Company introduced its first titanium driver in August 1996. In December 1996, the Company introduced the BeeLine(TM) line of long-shafted putters. The first model in the BeeLine is the Mile-Hi. The Company introduced the "Stinger" irons in March 1997. The irons range from 3 through 9 iron, pitching wedge, sand wedge, and lob wedge. Also during 1997, the Company introduced a 5 wood and a 9 wood.

         The Company retains a professional golf club designer, who together with Professional Golf Association ("PGA") Senior Tour professional, Rocky Thompson, and former PGA Tour professional, Jackson D. Rule, Jr., design and test the Company's golf clubs. The Company's clubs are designed to improve the game of both average and accomplished golfers. The Company's best selling club, the Killer Bee, has a light, extra-long graphite shaft and oversized club head. The increased length of the shaft helps generate greater club head speed in order to increase driving distance. The overall light weight and head design of the Killer Bee are engineered to assist golfers in maintaining accuracy, despite the extra length of the Killer Bee. The 3, 5, 7 and 9 woods also have extra-length graphite shafts and oversized club heads which are designed to increase distance and maintain accuracy. In keeping with the Company's "niche" of extra length clubs, the Stinger irons are also extra length and make the transition from longer shafted woods to the irons easier for the golfer. The Company believes that, for many players, the longer shaft BeeLine Mile-Hi putter will prove to be easier to use and result in better putting performance.

         The Company markets its products primarily through infomercials, direct mailing, telemarketing and other direct marketing techniques. In 1995 the Company developed a marketing and distribution system, ProShop Direct(SM), whereby it sells golf clubs through pro shops and specialty retailers. The pro shops and specialty retailers maintain the Company's clubs for demonstration by prospective customers before purchasing. Customers then order the clubs directly through the Company's 800 telephone number. The program appeals to participants because they do not incur advertising and shipping costs and minimal investment is required for inventory of the clubs.

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

         o Broadening its customer base through ProShop Direct, as well as direct marketing techniques.

         o Maintaining strong relationships with existing customers to enhance marketing of new products.

         o Monitoring growth segments within the golf industry and quickly responding to potential market opportunities.

         o Outsourcing various functions to third party experts to maintain lower overhead.

INDUSTRY BACKGROUND

         During 1997, gross retail sales of golf clubs in the United States were estimated to be approximately $2.59 billion. In excess of 200 domestic and international golf club manufacturers meet the equipment needs of the golfing public. There are many manufacturers that market premium quality golf clubs priced substantially higher than the Company's product line, and which have earned a significant portion of market share. Approximately 15% of industry-wide domestic golf equipment sales are made through pro shops located at golf courses, with the remaining sales generated from off-site specialty stores, general sporting good stores, catalogs and other marketing channels.

         Over the past 30 years, golf club design and manufacturing processes have evolved rapidly. Improved materials, technologies, testing and manufacturing processes have resulted in new club designs that have been successfully introduced to the marketplace. Some of the most significant product innovations have featured graphite shafts, metal club heads and oversized club heads, each of which is integrated into the Company's drivers and fairway woods. A recent technological breakthrough has been the introduction of titanium alloys in driver heads. Titanium heads are lighter and stronger than steel heads which enables manufacturers to increase head size and lengthen the shaft of the club without increasing the weight of the club.

         It is widely recognized by golfers that longer clubs generate greater club head speed and thus longer drives; however, historically, these longer clubs were heavier and thus more difficult to control, thereby sacrificing accuracy. Through the use of lighter materials, manufacturers have increased the "standard" length of drivers from 43 inches to between 43 1/2 and 44 inches, without increasing the weight of drivers. In 1995, several manufacturers introduced 45 inch titanium head drivers and the Company introduced the 46 inch and 48 inch Killer Bee drivers, which are respectively 2 and 4 inches longer than traditional drivers. In 1996, a few manufacturers introduced 46 inch drivers with very large titanium heads. The Company now offers the full line of Killer Bee drivers in titanium and stainless steel.

         In 1996, the industry transitioned from stainless steel drivers to titanium drivers, the main advantage of titanium being that it is stronger and lighter than steel. As a result, a club head can be made larger and lighter and still remain strong enough to withstand the impact of hitting a golf ball. A few major manufacturers have developed titanium irons, which they brought to market in 1997. At this time, the Company does not have any plans for titanium irons. The Company believes that titanium will continue to be an important material for the golf industry, primarily in woods.

COMPANY BACKGROUND

         The concept behind the Company was based on Rocky Thompson's success on the PGA Senior Tour. Mr. Thompson, a 25-year veteran of the PGA Tour, was recognized as one of the shortest drivers on the PGA Tour. After he began using an extra-length driver in 1990, Mr. Thompson became one of the longer drivers on the PGA Senior Tour, won three PGA Senior Tour events, led the PGA Senior Tour in birdies for three years and earned more than $3,000,000 in official prize money. Before switching to an extra- length driver, Mr. Thompson's 25 years on the PGA tour generated less than $150,000 in prize money and his participation in 611 PGA Tour events without a win.

         Extra-length drivers enable golfers to generate greater club head speed, which in turn results in longer drives. The key to designing an extra-length driver, that is also easy to control to help maintain accuracy, is reducing overall club weight in both the head and the shaft. The Company contracted with an independent professional club designer to work with Messrs. Thompson and Rule in order to produce light, extra-length 45, 46, 47, 48, 49 and 50 inch drivers that both average and accomplished golfers could hit for extra distance without sacrificing accuracy.

         In addition to recognizing the importance of a premium performance golf club, the Company also recognized that many golfers desire not only a club, but also guidance on how a club can improve performance and score. As a result, the Company developed its instructional system featuring Rocky Thompson's tips for hitting longer and straighter drives. In response to some golfers' desire for aesthetically pleasing clubs, the Company took great care in designing the appearance of the Killer Bee, fairway woods, BeeLine putters and Stinger irons. These clubs also are easily recognizable to promote greater awareness of the Company and its clubs.

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

OPERATING STRATEGY

         The Company's strategy has evolved from 1996 through 1997 to place primary emphasis on continued development of the consumer database through direct marketing methods while recognizing the important role retailers play in market penetration and inventory management.

         Set forth below are several important elements of the Company's business strategy which include designing innovative premium quality clubs, effective marketing, understanding customers, identifying new market opportunities, outsourcing certain functions and maintaining relationships with quality suppliers.

         Premium Quality Clubs; Competitive Pricing; Instructional Systems. The Company focuses on designing and developing innovative, premium quality golf clubs that are attractively designed and generally priced slightly below most comparable clubs. The Company also provides customers with instructional systems on how to effectively use the Company's clubs to help lower golf scores. See "--Products and Pricing."

         Effective Marketing. The Company markets its products through distributors, infomercials, direct mail, telemarketing, catalog sales and print advertising. The Company has developed a unique program to market its clubs, ProShop Direct. ProShop Direct was designed to exploit potential market opportunities through golf course pro shops and specialty retailers. See "--Marketing and Sales."

         Understanding Customers. The Company primarily sells its clubs directly to consumers instead of through retailers; therefore, the Company focuses on developing relationships with and understanding its customers so that the Company can better serve the current and future golf equipment needs of these existing customers. The Company attempts to achieve this end by accumulating certain demographic data concerning its customers, including age, address, frequency of playing golf, frequency of play on public and private courses, handicap and driving distance. The Company believes that its customer list and demographic data are critical elements that help the Company market additional golf equipment and accessories in an efficient and cost effective manner, in contrast to manufacturers which sell primarily to retailers and cannot readily identify the ultimate consumer.

         Monitor Golf Market and Recognize Demand. The Company's business strategy emphasizes identifying and monitoring growth segments within the golf industry and quickly responding to potential market opportunities by designing, developing and marketing products intended to satisfy these growing segments. To accomplish this end, the Company relies on its contacts on the PGA Senior Tour, the approximately 2,200 golf pro shops and 900 specialty retailers which carry the Company's clubs through ProShop Direct, and its customer demographic data.

         Outsourcing; Focused Management; Low Overhead; Quality Suppliers. The Company outsources several important functions, including club design, technical support, infomercial media, general advertising, public relations, fulfillment and shipping. During 1996, the Company outsourced assembly of clubs. During 1997, the Company started to assemble clubs in-house in order to better manage the inventory. Through this approach, management of the Company is able to devote more time to strategic planning and marketing. The core areas that the Company currently performs in-house include customer service, inbound and outbound telemarketing, commercial sales, media management, marketing management, inventory management and accounting. See "--Manufacturing and Assembling."

         The Company's strategy also emphasizes establishing long-term relationships with suppliers and contractors. The Company believes that maintaining long-term relationships with high quality and reliable suppliers and contractors will help produce premium quality golf clubs, bring the clubs to market in a timely manner, and save money in the long term by not having to regularly expend time, energy and money for finding and developing new relationships with other suppliers and contractors. See "--Manufacturing and Assembling."

PRODUCTS AND PRICING

         The Company's current product line consists of extra-length drivers of six different lengths in stainless steel and titanium heads, four extra-length fairway woods in stainless steel heads, a line of long shafted putters, and extra length irons which are premium quality clubs priced slightly below most of the competition.

         Killer Bee. During 1997, the Company continued to market its original Killer Bee driver design. The Company believes that a key distinguishing feature of the Killer Bee is that its extra-length graphite shaft and club head weigh less than traditional drivers, increasing club head speed without sacrificing control. In February 1997, the Company introduced the proprietary Bull Whip(TM) shaft design coupled with the redesigned stainless steel and titanium driver heads utilizing the Company's patent pending Parabolic Arch Reinforcement. The Company believes that the Bull Whip technology incorporated into its proprietary shaft design can increase club head speed up to 5% over the original Killer Bee design. The Company also believes that its patent pending Parabolic Arch Reinforcement head design reduces distortion at impact by stiffening the overall structure of the head. The Company believes the Parabolic Arch Reinforcement results in up to 5% increase in energy transfer at collision. In early 1998 the Company expanded its line of Bull Whip Killer Bees to include 45, 46, 47, 48, 49, and 50 inch shafts with stainless steel or titanium heads. Titanium is stronger and lighter than stainless steel as well as more expensive. Utilizing titanium for golf club head design allows more flexibility in weight distribution and the ability to make the club head larger while maintaining or reducing weight. The Company believes titanium golf club heads will continue to be an important product in the golf industry and, as a result, will continue emphasis in marketing its oversize titanium Killer Bee drivers. The Bull Whip Killer Bee drivers with stainless steel heads retail from $199.95 while the titanium models retail from $299.95 for the 45 inch and 46 inch base models. In 1998, the Company introduced the "Progressive" program which provides the existing customer base with a one time opportunity to buy up to a longer shaft than they currently use at a 40% discount.

         Fairway Woods. In August 1995, the Company introduced extra-length fairway woods designed to complement the original Killer Bee drivers. The 3 wood is equipped with a 44 inch shaft, the 5 wood has a 43 inch shaft, and the 7 wood has a 42 inch shaft. The Company introduced a 41 inch shaft 9 wood during May of 1997 and a 43 inch shaft 5 wood in December of 1997. The Company believes that the design of the 3, 5, 7, and 9 woods enables golfers to hit longer shots than with conventional 3, 5, 7, and 9 woods. All four fairway woods incorporate stainless steel heads with the Company's proprietary Bull Whip shaft design. The fairway woods retail at $199.95 each.

         BeeLine Long Putters. The long putter is a relatively new concept which is being used to varying degrees on all of the major golf tours. However, the concept has not been widely accepted among amateur golfers. The

Company believes that there has been a gradual trend toward the use of extra-length putters and that this trend has been slowed by the lack of understanding and lack of guidance concerning the use of extra-length putters. In response, the Company has introduced four extra-length putter designs under the BeeLine name and a videotaped instructional "putting system" developed by Rocky Thompson. In November 1996, the Company began marketing its first BeeLine putter, the Mile-Hi, through infomercials. The other three models, Mighty Mel, Rock-A-Long, and Rocky-T, are marketed through ProShop Direct. All three models are available in 46, 48, 50, and 52 inch lengths and retail for $119.95. During 1998, the Company plans to introduce a standard length putter model.

         Stinger Irons. The Company introduced a set of irons for the first time in 1997. The "Stinger Irons" are extra length clubs in keeping with the Company's philosophy. The Company expects that most of the sales from this product will be generated from the existing customer base rather than to new customers. These clubs are available in 3 through 9 irons and pitching, sand, and lob wedges for a total of 10 clubs in the full set. The clubs began shipping in March 1997 and are priced slightly below clubs of comparable quality. During 1998, the Company will introduce three new individual wedges at a retail price of $59.95 each or $169.95 for all three.

         Instructional Systems. The Company believes that providing golfers with premium quality clubs is only part of the equation for improving golf performance and lowering scores. The Company believes that golfers also desire instructional systems designed to improve their games. As a result, the Company has produced videotapes that feature PGA Senior Tour participant Rocky Thompson and provide a "system" for hitting better drives. The Company has also produced an instructional system for the putters. The Company's instructional systems are included with the Company's clubs and are intended to give additional value to the clubs.

MARKETING AND SALES

         The Company's marketing efforts are twofold: Direct Marketing and ProShop Sales.

Direct Marketing

         Infomercials. An infomercial is a paid advertising television program used in direct marketing campaigns. The Company's infomercials are approximately 28 minutes in length and consist of three separate 7.5-minute segments and three 2-minute commercials or "calls to action." In early 1996 the Company filmed an infomercial featuring PGA Senior Tour and Ladies Tour participants Rocky Thompson and Karen Weiss, former National Football League quarterbacks John Brodie and Pat Haden, and former major league baseball players Rollie Fingers and Randy Hundley. This infomercial demonstrates the use of the Killer Bee and emphasizes the potential for longer distance by using the Company's clubs. The infomercial also includes testimonials from satisfied customers and highlights the clubs' distinctive features. This infomercial was first aired on April 13, 1996. In November 1996, the Company started airing the BeeLine Long Putter infomercial with Rocky Thompson selling the 46, 48, 50 and 52 inch Mile-Hi putting system. During February 1997, the Company started airing its infomercial selling the Killer Bee titanium driver with the Bull Whip shaft technology. The Company updates its infomercials periodically to keep them new and exciting. As of February 1998, the Company introduced its Progressive Discount Program in its newest infomercial, "License to Kill." All other infomercials are no longer airing. The Company believes that the golfers' search for distance off the tee and the offer of a 40% discount on the purchase of a second longer Killer Bee driver will create a significant increase in initial sales and residual sales, as well as create additional customers in its database.

         The Company measures the return on its expenditures on infomercials through the Media Efficiency Ratio ("MER"). MER is the generation of a specific amount of sales for every $1.00 expended on media time. For example, the Company's MER for the fiscal years ended December 31, 1997 and 1996 were .78 and 1.09, respectively. The Company's MER for each of the fiscal years ended December 31, 1997 and 1996 was less than break even. The Company believes the expanded distribution of its products at the Pro Shop and retail levels as well as the expanded product offering contributed to the reductions in infomercial sales and the associated MER. As a result, as of December 31, 1997, the Company has expensed the cost of producing all infomercials. The Company's projected break-even point for MER is 1.9, exclusive of general and administrative costs as well as the cost to produce the infomercial. If the Company's break-even point is achieved, the infomercial pays for itself and creates greater public awareness of the Company and its clubs, thereby potentially increasing sales through other Company marketing channels and sales of other Company clubs. The Company expects that the break-even point will not be achieved and the infomercial will act as subsidized advertising.

         During 1997 and 1996, infomercials generated approximately $1,316,000 (19%) and $2,577,000 (29%), respectively, of the Company's net revenues.

         Direct Mail and Direct Response Print Ads. The Company maintains a customer list that contains certain demographic data concerning its customers. The Company intends to continue to directly market the Company's golf clubs and accessories to its customers because this marketing technique is cost efficient with low overhead and low variable costs. In addition, the Company believes that this marketing technique is effective because it specifically targets existing customers of the Company and not the general public. The Company runs direct response ads in golf publications. These are generally full page, four color ads directing the consumer to call the Company on its 800 number to place their order. These marketing efforts produce less than 5% of total sales.

         ProShop Direct. Some members of the golfing public consider responding to an infomercial or other direct marketing technique directly. However, the Company believes that a substantial number of golfers consider purchasing clubs only after they have seen and used the clubs. In order to attract the latter type of golfer, the Company implemented its ProShop Direct program which allows potential customers to see, feel, and use the clubs. Approximately 2,200 golf pro shops and 900 retailers (generally high-end public and semi-private facilities and high volume driving ranges and practice facilities) carry the Company's clubs for demonstration for club members and the general public. After trying the clubs, the customer can order the clubs through the Company's dedicated 800 telephone number and, generally within a few business days after the order, receive the clubs. Because the customer has already seen and/or used the clubs, no 30-day money-back guarantee is offered to customers who purchase through ProShop Direct.

         ProShop Direct is designed to appeal to pro shops and retailers because they do not (i) incur advertising or shipping costs, (ii) require significant investment in the clubs, (iii) lose sales because of lack of inventory, and (iv) have their prices undercut because the clubs are sold at the same price as offered on infomercials. In addition, golf pros and retailers have an opportunity to earn commissions on sales through ProShop Direct and additional commissions through direct add-on sales to customers who purchase additional Company clubs through other marketing channels provided that the customer originally purchased his first Company club through ProShop Direct. The benefits to the Company include (i) earning a greater profit margin than through other distribution channels, (ii) a lower rate of returned clubs because returns occur solely from club defects, and (iii) additional exposure from being displayed at pro shops and retailers. Currently, the Company has enlisted approximately 2,200 pro shops participating in ProShop Direct and continues to actively enlist additional pro shops. The Company now services approximately 900 retail accounts through the ProShop Direct sales organization. These accounts include such catalog retailers as Edwin Watts, Golf Day and Golfsmith who actively inventory the Company's products for resale.

          During 1997 and 1996, the Company generated approximately $3,325,723 (48%) and $4,099,614 (46%) of net revenues, respectively, from ProShop Direct. The Company intends to further develop and expand ProShop Direct by continuing to enlist additional pro shops and retailers to join the program. The Company has designated certain employees to provide sales and logistical support to pro shops and retailers to increase sales through ProShop Direct. However, because ProShop Direct is a relatively new marketing program and relies heavily on the success of the Company's direct marketing programs to create consumer awareness, the Company is uncertain of the level of sales that will be generated in the future through ProShop Direct.

         Other Marketing Efforts

         Public Relations. The Company has contracted with a public relations firm to increase the exposure of the Company's clubs and Rocky Thompson. Several articles featuring the Killer Bee and Rocky Thompson have been published in nationally distributed magazines, which the Company believes have helped increase sales. The

Company also believes that it derives substantial benefit from Rocky Thompson's appearances playing with the Killer Bee and wearing "Killer Bee" apparel.

         International Markets. The Company recognizes that there are significant international opportunities for the marketing of its clubs. While the Company has not expended substantial resources to penetrate these markets because its focus is on the United States market, the Company estimates that it generated approximately $323,000 and $411,000 of international sales during 1996 and 1997, respectively. The Company has developed distribution channels in Canada, Sweden, Switzerland, Singapore, and Malaysia and is actively pursuing distribution channels in additional foreign countries. Although the Company believes that the international markets present additional sales opportunities, there can be no assurance that the Company will be able to effectively penetrate these markets. During the 4th quarter of 1997, the Company signed an exclusive distribution agreement with American Business Consulting (ABC) of Japan, through Big Mat Enterprises in California, for distribution rights in the Japanese market. The Company believes there is a significant sales opportunity for 1998 and is currently negotiating the 1998 agreement. During 1997, ABC generated approximately $170,000 of sales for the Company.

PRODUCT DESIGN AND DEVELOPMENT

         The Company believes that producing innovative, premium quality golf clubs is crucial to its success. To further this end, the Company has hired management and consultants with considerable experience and expertise in the sport of golf. Jackson D. Rule, Jr., Chairman of the Board, President and Chief Executive Officer of the Company, participated on the PGA Tour for six years, and still makes infrequent appearances on the PGA Senior Tour. Rocky Thompson, a director of the Company and promoter of the Company's clubs, played 25 years on the PGA Tour and has played on the PGA Senior Tour since 1989.

         In order to maintain lower fixed costs, the Company does not perform in-house research and development and instead works closely with an independent professional club designer and a small group of high quality manufacturers and suppliers to help develop components for the Company's new products. The design process starts with the Company's management who generate ideas for new clubs and then develop a general club design. The Company then provides the general design to its independent professional club designer who possesses the expertise required to formulate technical and aesthetic club specifications. After the specifications have been prepared, the Company's management and the club designer work in tandem with the Company's manufacturers and suppliers to make any necessary design modifications to better ensure the proper manufacture of the components and assembly of the clubs. After prototypes have been produced, the independent designer tests the club structurally and functionally, together with the Company's management. Based upon such testing, the designer and management determine if any design modifications are necessary or if production of the club is ready to commence.

         The Company enjoys a good relationship with its independent professional club designer. While the Company does not have a binding agreement with the club designer, in the event that the Company's relationship with the club designer terminates, the Company believes that its business and financial condition would not be materially adversely affected because the Company believes that it could find suitable replacements to provide technical design expertise.

         The Company's expenses for product design and development in 1997 and 1996 were approximately $24,000 and $39,000, respectively. The Company remains focused on designing and developing new products that it believes are competitive based upon a combination of factors, such as performance, ease of use, aesthetic design and price.

MANUFACTURING AND ASSEMBLING

         Like many of its competitors, the Company contracts out the manufacture of the components of its clubs to reputable golf club manufacturers. The Company's primary head manufacturer and sole shaft manufacturer are based in Taiwan and Korea, respectively. The Company also has a secondary source available for the supply of heads located in Taiwan and has commenced discussions with alternative suppliers of heads and shafts. The

Company believes that it could obtain its components from alternative foreign and domestic head and shaft suppliers, although it might initially require several months for such alternative suppliers to provide the Company with such components.

         Generally, the Company experiences an approximate 60 to 90 day lag between the order and delivery of club heads and an approximately 30 day lag between the order and delivery of club shafts. In the event that the Company loses its present sources of supply or delivery of the components is materially delayed beyond the 30-day period for club shafts, or the approximate 90 day period for club heads, the Company would sustain at least a temporary shortage of components or clubs, which could have a material adverse affect on the Company's business and operating results. In order to mitigate the potential of a material delay in supply and to respond to the potential for a significant unanticipated increase in customer orders, the Company tracks inventory and generally carries additional components to accommodate approximately one month of sales. In addition, the Company must provide at least three months prior notice to cancel any purchase orders. As of December 31, 1997, the Company had noncancelable commitments to purchase approximately $118,000 of club components.

         In June 1997, the Company moved the assembly of all product to its facility in Englewood, Colorado. The Company hired experienced club builders and feels it can produce the needed quantities of products to meet forecasted demands.

         The Company offers a 30-day money-back guarantee for all clubs sold through direct marketing channels. When the customer has had an opportunity to see or try the club prior to purchase, such as through ProShop Direct or a purchase through a retailer, the clubs do not carry a 30-day money-back guarantee. In addition, the Company offers a one-year manufacturer's defect warranty on all clubs. The Company experiences some shaft breakage due to the nature of composite graphite shaft tolerances. The Company repairs these clubs at no cost to the customer while the club is under the one year manufacturer's defect warranty. The Company uses only top quality graphite shafts and believes the breakage to be within expectations. The Company's breakage remains at approximately the industry average of 1.5%.

COMPETITION

         The Company competes in the premium quality segment of the golf club industry. The market for premium quality golf clubs is highly competitive. The Company believes that it competes with over 100 domestic golf club equipment companies. A number of established companies in this market have far greater financial, marketing, manufacturing, assembly, personnel and other resources than the Company, in addition to greater experience. The competition for extra-length clubs is comprised of approximately 25 manufacturers of titanium head, graphite shaft drivers and fairway woods. The Company believes that its main competition for its premium quality extra-length metal woods are either manufacturers of extra-length woods (generally made of titanium or graphite) or traditional length metal woods and includes Callaway Golf Company, Taylor Made Co., American Brands Inc. (Titleist, Cobra), Karsten Manufacturing Corporation
(Ping), Wilson Sporting Goods Company, Spalding and Evenflo Companies Inc., Skis Rossignol (France) (Cleveland Golf), MacGregor Golf Company, Diawa Corporation and Mizuno Corporation of America, and many other large, medium, and small-sized golf equipment companies who market through various distribution channels. In addition, the Company also faces competition from other direct marketers of golf equipment and new companies that enter the market with new technologies, materials, designs and marketing approaches.

         The golf club industry has been generally characterized by rapid and widespread imitation of popular golf club designs developed by new or existing companies. Occasionally, new products with innovative designs meet with great acceptance by the golfing public which, in turn, leads to unanticipated changes in consumer preferences. Many purchasers of premium quality clubs desire equipment that features the most recent and advanced technological innovations and aesthetic designs. As a result, purchasing decisions are often a result of highly subjective preferences which may be influenced by many factors, including advertising, media, product endorsements and the use of clubs by popular touring professionals. As a result, clubs that are popular for one season have no assurance of maintaining their popularity.

         The Company is aware of substantial efforts being made by at least 25 companies to market extra-length titanium head drivers. The Company believes that it can compete through the selection of niche products and its direct marketing approach of infomercials and print ads, selling directly to the customer and at the same time driving retail sales for its 2,200 pro shop and 900 retailer distributors. The Company's market share of the golf equipment industry is less than 1% of the total U.S. domestic market, which was estimated to be approximately $2.59 billion during 1997. The Company does not directly pay any individual to endorse its products.

INTELLECTUAL PROPERTY

         The Company is currently using the following marks which are registered in the United States Patent and Trademark office ("USPTO"): Black Rock Driver(R)(Registration No. 1,962,884, filed March 19, 1996), KILLER BEE(R)(Registration No. 1,966,455, filed March 20, 1996), KILLER BEE and Design(R)(Registration No. 1,997,989, filed September 3, 1996) and BULL WHIP(R)(Registration No. 2,140,571, filed on December 17, 1996) as trademarks on golf equipment and accessories. KILLER BEE and Design(R)is also used as a trademark on golf clothing and accessories.

         The Company has also filed registrations in the USPTO for the mark BLACK ROCK as a trademark for golf equipment, clothing and accessories, and as a service mark for the company. In September 1997, the USPTO served the Company with an Office Action which did not recommend the BLACK ROCK marks for registration based on a prior alleged similar mark. The Company has timely filed a response to Office Action in the USPTO, and it is anticipated that the Company will receive a response from the USPTO sometime in the second half of 1998.

         The Company has filed an Intent-to-Use application with the USPTO for MONGO DRIVER (Application No. 75/270002, filed April 7, 1997). The Company received a "Notice of Allowance" from the USPTO for the MONGO DRIVER mark on March 24, 1998. To continue with the registration of that mark, the Company will have to file an Affidavit of Actual Use on MONGO DRIVER or an extension of time on or before September 24, 1998.

         The Company believes that these marks are gaining name recognition, and will continue to gain additional recognition as more equipment is sold and the names are seen more frequently by the public. The Company believes that the marks are important in marketing and achieving visibility for the Company's products.


         In January 1997, the Company filed a patent application with the USPTO for the infrastructure (the "Parabolic Arch Reinforcement") of its titanium and stainless steel driver heads. The Parabolic Arch Reinforcement reinforces the club head and makes it more rigid, which reduces the loss of energy at impact. As of April 2, 1998, the patent is still pending.

SEASONALITY

         The Company believes that its operating results will be affected by seasonal demand for golf clubs, which would generate higher sales in the spring and summer. In addition, the Company believes that it will generate a certain amount of holiday season related sales during the fourth quarter. As a result, sales and thus income from operations would be lowest in the first and fourth quarters because fixed operating costs generally are spread throughout the year. The Company plans to address the potential effects of seasonality by tracking sales and orders and adjusting inventory needs for demand and the time of year.

EMPLOYEES

         As of December 31, 1997, the Company had 26 full-time employees and 4 part-time employees. Management believes that its relations with its employees are generally good. None of the Company's employees are represented by unions.

ITEM 2.  PROPERTIES

         The Company entered into a three-year lease which expires June 30, 1999 for its principal executive offices in Englewood, Colorado. This facility, which is located in the Denver metropolitan area, consists of approximately 14,000 square feet of space. The monthly rent throughout the term of the lease is approximately $16,050.

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

ITEM 3.  LEGAL PROCEEDINGS

         American Cable Advertising Litigation. On July 16, 1997, American Cable Advertising, Inc. filed suit against the LLC in Texas state court. On or about August 28, 1997, the Company removed the case to the United States District Court for the Western District of Texas, San Antonio Division. The case is styled as American Cable Advertising, Inc. v. Black Rock Ventures, L.L.C., SA97CA1097.

         The dispute between the parties stems from a contractual agreement wherein American Cable Advertising, Inc. ("ACA") procured media air time for the Company's infomercials. ACA claims there are monies due and owing to it for infomercials that were placed, but for which the Company has not paid. ACA claims approximately $80,000 is due and owing. The Company asserted a counterclaim for amounts it believes it overpaid to ACA. On its counterclaim, the Company claims approximately $110,000 for reimbursement of excess monies it paid to ACA.

         The parties have held settlement discussions and it is presently unclear whether this matter will be settled, or proceed in the litigation process.

         Merrill Corporation Litigation. On October 7, 1997, Merrill Corporation ("Merrill") filed suit against the Company in Arapahoe County District Court, State of Colorado. The case is styled as Merrill Corporation v. Black Rock Golf Corporation, 97 CV 2874, Division 4.

         Merrill acted as the Company's financial printer in connection with the initial public offering of the Company's common stock in 1996. At the conclusion of the financial printing service, Merrill sent an invoice to the Company in the approximate amount of $185,000. The Company did not pay the invoice on the basis that Merrill provided the Company with a fixed fee bid for the project in the amount of $70,000. The case is currently scheduled for trial on November 2, 1998.

         The Company is a party, from time to time, in litigation incident to its business. The Company is not aware of any current or pending litigation that it believes will have a material adverse effect on the Company's results of operations or financial condition.

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

         CALENDAR YEAR 1996                                                       High      Low
                                                                                  ----      ---
           Third quarter (from July 19, 1996 through September 30, 1996)          7-1/2     3-1/4
           Fourth quarter                                                         4-3/4     1-1/8

         CALENDAR YEAR 1997
           First Quarter                                                          4-1/4     1-3/8
           Second Quarter                                                         2-5/16    1-5/8
           Third Quarter                                                          2-1/8     5/8
           Fourth Quarter                                                         1-3/8     5/16


         The closing bid price of the Company's Common Stock as reported by the Nasdaq SmallCap Market on March 18, 1998 was $0.38.

            As of March 18, 1998 there were approximately 700 stockholders of record of the Company's Common Stock, including shares held in street name by various brokerage firms.

         The Company has not, since inception, paid any dividends on its Common Stock and the Company does not anticipate the payment of dividends on such stock in the foreseeable future.

         In October 1997, the Company issued debentures in the principal amount of $200,000 to four of its existing stockholders, one of who is an executive officer and director of the Company, at an annual interest rate of 10%. All principal plus accrued interest is payable on the first to occur of (i) two years after the date of the debenture, or (ii) on or within fifteen business days after the date the Company receives proceeds from any public or private sale of its securities after October 1997. These debentures are unsecured. In conjunction with these debentures, 100,000 warrants were issued at an exercise price exceeding fair market value at the date of issuance. The warrants entitle the holders thereof to purchase 100,000 shares of common stock at $1.00 per share for a period of five years commencing October 15, 1997. The warrants and warrant shares may not be sold or transferred until October 16, 1998. The warrants have not been exercised as of the date hereof. The Company entered into revenue royalty agreements with the holders of the Company's $200,000 debentures issued in October 1997. Each debenture holder is to receive .125% of the Company's gross sales from its Jump Start to Golf product, for a total revenue royalty payment of .5%. In each case, the issuance of securities by the Company was undertaken pursuant to Section 4(2) of the Securities Act of 1933, as amended.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         In addition to historical information, this discussion and analysis contains forward-looking statements. Such statements are subject to risks and uncertainties that could cause actual results to differ materially from those anticipated, including but not limited to, (i) delays in the delivery of the Company's products, (ii) infomercials and other marketing channels producing worse than anticipated sales, and (iii) the risks and uncertainties described in reports and other documents filed by the Company with the Securities and Exchange Commission, including the Prospectus dated July 19, 1996 and the Company's Registration Statement on Form SB-2 (No. 333-4890-D).

RESULTS OF OPERATIONS

         The net loss for the year ended December 31, 1997 was $2,666,175 compared to a net loss of $1,806,338 for the year ended December 31, 1996.

         The most significant contribution to the 1997 net loss was the negative impact on sales by the USGA ruling on March 7, 1997 concerning punchmarks and grooves on the faces of the Company's drivers and fairway woods. On February 5, 1997, the Company was notified by the USGA of its intention to issue a letter ruling deeming the Company's drivers and fairway woods did not conform to USGA guidelines on punchmarks and groves on the club head face. On March 7, 1997, the USGA ruling ("the USGA ruling ) was issued. This ruling was successfully appealed and a decision in the Company's favor was rendered by the USGA executive committee on April 11, 1997.

         As a result of the USGA ruling, the Company returned approximately 10,000 driver, 3 and 7 wood club heads to its club head manufacturer for modification to bring the club heads into conformity with the initial USGA ruling. This caused an acute shortage of available conforming product for sale. Also, distributors of the Company's products returned the non-conforming clubs. Without modified conforming inventory available for sale until mid-April 1997, retail distributorships did not commit their inventory dollars to the Company's products during the February through April inventory restocking period for their 1997 golf club products.

         Contributing to the net loss for the year ended December 31, 1997 was the decline in sales produced from the Company's direct-response infomercial advertising programs. The Company's primary objective for direct-response infomercial advertising is to direct club sales to retail/green grass distributorships. The 1997 infomercial sales per dollar of media cost was less than realized in 1996 partially due, in management's belief, to the negative impact of the USGA ruling. Management believes the golfing community has been adequately notified of the Company's successful appeal of the USGA ruling, and the original ruling will not have a material adverse impact on 1998 sales. The selling season for the Company begins in early February and peaks in the early summer months. While management believes the USGA ruling had a significant negative effect on sales, that effect cannot be quantified.

         The Company developed new model clubs for its 1997 selling season. As a result of the new club designs for 1997, the Company had approximately 30,000 1996 model clubs in inventory at December 31, 1996. These clubs were sold as close-out clubs in 1997 and produced approximately $1.4 million in sales with associated cost of goods of approximately $1.3 million.

         The significant contributions to the 1996 net loss were the negative impact on sales by the late delivery of inventory of new product offerings and much lower than expected sales from infomercials as a result of the increasing popularity of titanium club heads. Deliveries of the Company's new clubs, titanium drivers and the 3 wedge system, were approximately 30 to 45 days behind schedule in 1996. This delay resulted in the Company missing an opportunity to sell these clubs during the 1996 golf season in the northern part of the United States. In addition, infomercial sales per dollar of media costs was lower than realized in the past partially because the Company had other marketing channels through which customers could purchase its products, namely, green grass pro shops and specialty retail outlets.

         Contributing to the net loss for the year ended December 31, 1996 was the effect of the USGA ruling. As a result of the USGA ruling, distributors returned non-conforming clubs producing a net loss of $52,000 (returned clubs less cost of goods sold). In addition, the Company recorded a $64,000 reserve to cover the costs of the USGA ruling and subsequent successful appeal, including legal fees and repairing those clubs returned by customers to be modified for conformance with the USGA ruling.

         Revenues and expenses for the year ended December 31, 1997 were less than revenues and expenses for the year ended December 31, 1996 because of (i) the USGA rulings impact on sales, and (ii) the Company's efforts to reduce expenses as a result of fewer sales, primarily through a reduction in advertising expense.

TWELVE MONTHS ENDED DECEMBER 31, 1997 COMPARED TO THE TWELVE MONTHS ENDED DECEMBER 31, 1996

Net Sales

                                  Year Ended December 31        Increase/(Decrease)
                                ---------------------------    ---------------------
   Marketing Channel               1997            1996           Amount          %
-----------------------------   -----------     -----------    -------------    ----
Consumer Direct Response        $ 3,146,961     $ 4,501,551     $(1,354,590)     (30)%

ProShop Direct                    1,922,394       4,099,614      (2,177,220)     (53)%
ProShop Direct - Close-outs       1,403,329            --         1,403,329      100%
International                       411,426         323,014          88,412       27%
                                -----------     -----------     -----------     ----

         Total Net Sales        $ 6,884,110     $ 8,924,179     $(2,040,069)     (23)%
                                ===========     ===========     ===========     ====


         Consumer Direct Response. Consumer sales is comprised of sales from infomercials, print advertising, magazines and outbound telemarketing. The Company experienced a media efficiency ratio ("MER"), infomercial net sales per dollar of media cost, of .78 during 1997 compared to 1.09 in 1996. The reduced MER was partially the result of the Company's competing for titanium driver sales with manufacturers who introduced the titanium clubs to the marketplace such as Callaway, Taylor Made and Cobra. Another negative impact to the MER was the sale of the 30,000 close out clubs which resulted in distributors selling these clubs for $99.95 each (steel headed drivers and fairway woods) while the Company was selling the new titanium driver for $349.95. Net sales from infomercials decreased approximately $1,261,000 in 1997, from $2,577,000 in 1996 to $1,316,000 in 1997. Due to the lower than expected MER in the first half of 1997, infomercial air time for the last half of 1997 was reduced to $457,000 compared to $911,000 for the same period in 1996. Sales from the remaining marketing channels within the consumer group remained approximately at the same level as in 1996.

          ProShop Direct. Management believes the decrease in sales in 1997 for the green grass and specialty retailers was caused by the USGA ruling. The selling season for the green grass and specialty retail outlets begins in February and peaks in early summer. Due to the initial USGA ruling, the Company returned approximately 10,000 driver, 3 and 7 fairway wood club heads to its manufacturer in Taiwan for modification to bring the club heads into conformity with the initial USGA ruling. This caused an acute shortage of available conforming product for sale. In addition, distributors of the Company's products returned the clubs considered to be non-conforming. With only a minor quantity of modified conforming inventory available for sale through mid-April 1997, the retail distributorships could not commit their inventory dollars to the Company's products during the February through April inventory restocking period for new products. Retail customers who ordered the Company's products during and shortly after the Orlando, Florida PGA show which was held in late January 1997, became discouraged the Company could not fill the back order of clubs in a timely manner and they starting canceling orders. The majority of the modified products did not arrive at the Company's warehouse until the end of May 1997.

         ProShop Direct - Close outs. In 1997, the Company redesigned its product line incorporating its BULL WHIP(R)shaft coupled with the redesigned stainless steel and titanium driver heads utilizing the Company's patent pending Parabolic Arch Reinforcement. With the new club design, the Company had remaining in inventory approximately 30,000 1996 model clubs. In 1997, the Company sold substantially all of its remaining inventory of 1996 model clubs at a substantial discount to various specialty retailers of close out clubs at a margin of approximately 6%. The Company did not have close-out clubs for sale in 1996 because its club design for 1995 remained intact for 1996.

         International. In September 1997, the Company signed a distributor agreement with a California company for the sale of the Company's products in Japan. The agreement expired on December 31, 1997 and is currently being renegotiated with the distributor. There is no assurance of the outcome of the negotiations. Sales during the agreement period amounted to approximately $170,000. Management believes the USGA ruling also had a negative impact on international sales. The Company's international distributors could not purchase the modified products until May 1997 due to the non-availability of the products. The international selling season coincides with that of the United States as the vast majority of the Company's domestic sales are in the northern hemisphere.

         All Marketing Channels. In April 1997, the Company added a full set of irons, 3 iron through the lob wedge (10 club sets) to its product base. The Company had net units sold, after returns, of approximately 500 units which produced net sales of approximately $363,000. In late 1997, a 5 wood was added to the Company's product line which the Company expects to produce increased sales during 1998. Also, in November of 1996 the Company introduced its long putter which added net units sold, after returns, of 3,675 during 1997 producing net sales of approximately $337,000 compared to 381 units sold in 1996 for net sales of approximately $45,000. In December 1997 the Company introduced its Jump Start to Golf product, a product and instructional program designed to supplant the first three lessons a beginning golfer would normally pay to a teaching golf professional. This product did not initially meet the needed results for continuance during the market test completed in December 1997. Additional testing for its viability as a new product for sale by the Company will be undertaken in 1998.

         As in the past, the Company's driver, both titanium and steel headed, continues to be the sales leader of products offered by the Company. During 1997, driver sales accounted for approximately 59% of total unit sales, fairway woods were approximately 22%, long putters approximately 13% and the remaining 6% was for sales of iron sets and wedges.

Gross Profit Margin


                         Year Ended December 31
                        -------------------------
                           1997            1996
                        ----------     ----------
Net sales               $6,884,110     $8,924,179
Cost of goods sold       3,850,945      3,702,663
                        ----------     ----------

Gross profit margin     $3,033,165     $5,221,516
                        ==========     ==========

% Gross profit margin      44%             59%


         Net sales for close-out clubs during 1997 amounted to $1,403,329 and the associated cost of goods amounted to $1,316,832 which produced a gross profit margin of approximately 6%. By excluding the net sales and cost of goods sold for the close-out sales, the 1997 gross profit margin is $2,945,668 on adjusted net sales of $5,479,781 producing a 54% gross profit margin. During the fourth quarter of 1997, the Company was offering significant discounts, for the purpose of generating cash, to its existing customer base which further eroded the 1997 gross profit margin. The cost of the Company's titanium driver compared to its sales price has also tended to reduce the Company's gross profit margin.

Advertising

                                     Year Ended December 31      Increase/(Decrease)
                                ---------------------------     --------------------
    Expense Category               1997            1996            Amount        %
---------------------------     -----------     -----------     -----------     ---
Infomercial air time            $ 1,684,220     $ 2,373,479     $  (689,259)     (29)%

Infomercial production cost         474,955         462,431          12,524        3%
Shipping and dubbing                 55,025         144,897         (89,872)     (62)%
Magazine and catalog
     advertising                    223,169         236,579         (13,410)      (6)%
Direct mailers                      289,562         540,976        (251,414)     (46)%
                                -----------     -----------     -----------     ----

              Totals            $ 2,726,931     $ 3,758,362     $(1,031,431)     (27)%
                                ===========     ===========     ===========     ====


         The Company experienced a lower than anticipated MER during the first half of 1997, therefore, expenditures for infomercial air time in the last half of 1997 was reduced to $457,000 compared to $911,000 in the last half of 1996. The MER for 1997 was a .78 compared to a 1.09 MER in 1996. Management attributes a portion of the reduced MER to the USGA ruling. Infomercial air time is considered to be subsidized advertising in that the infomercial is intended to drive potential customers to the green grass and specialty retail outlets after viewing the infomercial. There still is a substantial number of infomercial viewers who will buy direct from the infomercial due to the Company's implementing the four pay option which allows the customer to spread payments for their purchase equally over a four month period. Infomercial production costs for 1997 were approximately the same as the expenditures incurred in 1996. In February 1996 the Company produced an infomercial for its steel headed driver and in June a titanium driver infomercial was produced. The titanium driver infomercial was produced due to titanium club heads popularity in the golf club marketplace. In 1997 the Company produced a titanium driver infomercial and the Jump Start to Golf infomercial. In 1998, the Company has produced a driver infomercial that touts the longer shafts and also encourages existing customers to buy into the progressive program. Magazine and catalog advertising dollars remained essentially constant for the years 1997 and 1996 because the Company utilized the same magazine and catalog advertisers for both years.

         The shipping and dubbing costs have a direct correlation to the number of infomercials aired in the different venues (Golf Channel, Fox Sports Southwest, etc.) and markets. In the latter part of 1997 the majority of the infomercials were being aired over the Golf Channel where only one tape is needed for national airing. The dubbing costs entail inserting a toll free 800 number on the tapes which relates to a specific venue, i.e., Golf Channel, Sports Southwest, etc. Since the shipping portion of the tapes also directly relates to the different venues airing the infomercials, the fewer the venues the less cost for shipping and dubbing expenses.

          During 1996 the Company utilized the services of an independent advertising agency to compose, produce and distribute all of its direct mail advertising pieces including the BUZZ, the Company's quarterly newsletter, and other specific mailers to its customer base soliciting sales for the Company's golf clubs. In 1997, the Company utilized an independent marketing contractor to assist the Company in producing the direct mailing advertising pieces. During 1997, the Company utilized the BUZZ newsletter, issued on a quarterly basis, to advertise to its customer base any new product offerings and other golf products for sale by the Company. A portion of the savings in 1997 are attributed to the independent contractor having lower overhead costs compared to that of the larger advertising agency. Other efficiencies implemented by both the independent contractor and the Company, such as shopping for reduced printing costs from independent printing shops helped reduce costs in 1997.

Marketing

                     Year Ended December 31      Increase/(Decrease)
                     -----------------------     ------------------
Expense Category        1997         1996          Amount       %
----------------     ---------     ---------     ---------    -----
Marketing            $ 103,643     $ 233,617     $(129,974)     (56)%
                     =========     =========     =========    =====


         During 1996, the Company utilized individual brochures of the Company's products to solicit green grass pro shops to carry the Company's product line. These brochures were composed and produced by an independent advertising agency. The Company's ProShop Direct staff then inserted the various brochures into a four colored packet and mailed to potential pro shop distributors. In 1997, the Company discontinued producing individual brochures and instead developed a marketing piece combined with a catalog of the Company's products including pricing information. The new catalog was produced using an independent marketer which substantially reduced the Company's marketing costs.

Sales, General and Administrative Expense


                                Year Ended December 31         Increase/(Decrease)
                               -------------------------     ---------------------
Expense Category                  1997           1996          Amount         %
--------------------------     ----------     ----------     ----------     ------
Labor and related expenses     $1,061,053     $  907,152     $  153,901       17%
Commissions                       328,054        442,002       (113,948)     (26)%
Credit card processing             84,527        151,502        (66,975)     (44)%
Insurance                          89,962         48,332         41,630       86%
Legal, accounting and
     consulting fees              176,626        182,360         (5,734)      (3)%
Rent                              188,459        120,441         68,018       56%
Travel and entertainment           42,829         61,085        (18,256)     (30)%
Inbound telemarketing              79,397        209,429       (130,032)     (62)%
Postage/office supplies            71,392         96,244        (24,852)     (26)%
Contract labor                     96,038         39,710         56,328      142%
Telephone                          57,285         75,070        (17,785)     (24)%
Bad debts                         109,858        162,065        (52,207)     (32)%
Other selling, general and
     administrative               321,952        402,354        (80,402)     (20)%
                               ----------     ----------     ----------     ----

              Totals           $2,707,432     $2,897,746     $ (190,314)      (7)%
                               ==========     ==========     ==========     ====


         The labor and related expense increase in 1997 as compared to 1996 is the result of adding executive officers, an MIS director and a national sales manager to the staff after the first quarter of 1996. Also, in 1997 sales representatives in the ProShop Direct department changed from a commission only basis to a salary basis and commission. In January 1997, the Company hired a Chief Operating Officer to fill a newly created position. In May 1997 an executive officer of the Company resigned and in June 1997 the Company's media director left the employment of the Company.

          The reduced commission expense and credit card processing fees in 1997 as compared to 1996 are the direct result of the reduced sales in 1997. The increase to insurance expense in 1997 is due to the Company having a full year of officers and directors insurance versus six months of premiums in 1996. The decrease in legal, accounting and consulting fees in 1997 as compared to 1996 is due to a decrease in consulting fees for the design of the Company's golf clubs. Rent expense increased in 1997 as compared to 1996 as a result of the Company relocating its office/warehouse facilities from a 4,866 square foot facility to a 14,083 square foot facility on July 1, 1996. The additional square footage was needed for an expanded warehouse due to new product offerings and to house the increase in the Company's staff. Travel and entertainment expense was reduced in 1997 as compared to 1996 primarily as a result of an overseas trip in 1996 by the Company's design/quality control consultant and a Company officer for visits to the Company's manufacturing contractors. The Company believes that similar visits will only be needed every other year for reviewing quality control during the manufacturing process.

         The reduction for inbound telemarketing expense is the result of fewer infomercials being aired in 1997 as compared to 1996. In addition, the Company changed third party telemarketing firms in 1997. In 1996, the telemarketing firm handled not only the sales calls generated from infomercials and magazine advertising but also provided a substantial portion of the Company's fulfillment process and customer service calls.

         Postage and office supplies decreased in 1997 from 1996 primarily as a result of the decreased overnight mailing costs associated with the Company's initial public offering during 1996. In addition, the Company accomplished more price comparison shopping for the purchase of its office supplies. Contract labor during 1997 increased as a result of engaging outside software consultants to assist the Company in generating improved management information systems and to program the needed systems to enter the Company's internet web site to enhance future sales through this medium. Telephone expenses decreased as a result of the Company's connecting directly to its long distance carrier versus connecting through the local exchange company and having them connect long distance calls to the Company's long distance carrier.

         Bad debt expense decreased in 1997 from 1996 primarily due to fewer sales generated by the green grass pro shop and specialty retail outlets. Other expenses decreased primarily as a result of fewer promotional items needed to attract potential retail distributors (e.g., one free club for every ten clubs purchased) during 1997 since the retail customer base was already established in 1997 and was being built in 1996.

Depreciation and Amortization


                         Year Ended December 31    Increase/(Decrease)
                         ----------------------    -------------------
 Expense Category          1997         1996        Amount        %
------------------       --------     --------     --------      -----
Amortization             $  2,001     $ 41,062     $(39,061)       (95)%

Depreciation              104,618       59,081       45,537         77%
                         --------     --------     --------      -----

              Totals     $106,619     $100,143     $  6,476          6%
                         ========     ========     ========      =====

         All organization costs associated with the LLC were written off in 1996 in conjunction with the reorganization. Also, the remaining equity interests granted to the LLC's Manager were amortized in full at the time of the reorganization in 1996. Depreciation expense increased in 1997 due to the significant purchases in 1996 which resulted in a full year of depreciation in 1997 and a half year of depreciation in 1996.

Other Income and Expenses

                          Year Ended December 31      Increase/(Decrease)
                           ----------------------      --------------------
Expense Category             1997          1996         Amount          %
----------------------     ---------     --------      --------      ------
Interest income            $ 12,230      $ 55,617      $(43,387)       (78)%
Interest expense            (67,304)      (86,939)       19,635         23%

Other income (expense)          359        (6,664)        7,023        105%
                           --------      --------      --------      -----

              Totals       $(54,715)     $(37,986)     $(16,729)       (44)%
                           ========      ========      ========      =====

         The decrease to interest income in 1997 from 1996 was the result of expending the remaining excess initial public offering proceeds for inventory and media purposes. The reduction to interest expense is due to no debt issuance costs incurred in 1997 while 1996 had approximately $55,000 of debt issuance costs associated with the sale of debentures on May 23, 1996. The debt issuance costs reduction was offset by interest expense associated with the Company's revolving line of credit in 1997.

Income Tax Expense

          The Company accrued no income tax expense for the years ended December 31, 1997 and 1996 because of the net losses generated in those years.

LIQUIDITY AND FINANCIAL RESOURCES


        Cash Flow Components                      1997             1996
                                              -----------      -----------
Net cash used in operating activities         $(2,238,202)     $(2,678,435)
Net cash provided by (used in) investing
     activities                                 1,236,267       (1,610,382)
Net cash provided by financing activities         768,370        4,425,785
                                              -----------      -----------

         Net (decrease) increase in cash      $  (233,565)     $   136,968
                                              ===========      ===========

        The Company recorded net losses of $2,666,175 and $1,806,338 in 1997 and 1996, respectively, and consumed $2,238,202 and $2,678,435 of cash in operations in 1997 and 1996, respectively. Stockholders' equity decreased from $3,683,135 at December 31, 1996 to $1,048,778 at December 31, 1997. The
Company's recurring losses from operations, and rapidly changing market conditions, including the USGA ruling in 1997, has made it difficult for the Company to achieve its sales forecasts. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The 1997 financial statements do not include any adjustments that might result from the outcome of this uncertainty. In response, the Company has engaged an investment banking firm which assisted the Company in securing an increase in its line of credit facility from $800,000 to $1,500,000. The new line of credit was secured on February 20, 1998. As of March 25, 1998, the Company had outstanding $812,669 on this new credit facility. Borrowings are subject to certain asset based borrowing limitations. There were no amounts available on this revolving line of credit due to borrowing limitations at March 25, 1998. Cash receipts after March 25, 1998 continuing to the next borrowing date by the Company, is immediately used to pay down the outstanding balance on the line of credit, thereby allowing an increase to the available borrowing base. The investment banking firm is assisting the Company in its attempts to obtain a bridge loan of $600,000. Also, the investment banking firm is assisting the Company in its attempt to raise additional equity capital financing through a private placement. There can be no assurance that the investment banking firm will be successful in its attempt to assist the Company in securing the bridge loan or the private placement.

          Management's plans include budgeted improved operating results in 1998 through increased sales in its international market, primarily Japan, and through its corporate logo program. The corporate logo program is placing a corporation's logo and corporate colors on the club shafts which are then used by the corporations for prizes, promotions or for sale through their company stores. The Company has also introduced its progressive program which gives its existing customer base a 40% discount on a driver purchase, encouraging the customer to find the driver club length best suited to their driving abilities. This program is budgeted to produce additional sales through its current customer base. The Company's infomercial has also been improved to emphasize that the longer shaft increases club head speed and therefore produces longer drives. The longer shaft is what made the Company's products known and accepted in the golfing industry. This concept is projected to drive customers to green grass pro shops and specialty retail stores, thereby increasing sales for these marketing channels. In late November 1997, the Company introduced a 5 wood to its product line and in the second quarter of 1998 will introduce new wedges and a standard length putter. These new products are also expected to increase sales.

          Through improved planning procedures the Company anticipates savings in its assembly process, in shipping costs for its club components from overseas and from its shipping costs of clubs to its customers. The assembly of the Company's clubs was not fully in place at the Company's facilities in Englewood, Colorado until June 1997, after the majority of clubs had been assembled by an outsourcing third party. As a result, only a portion of the anticipated annual savings of $100,000 was realized in 1997. The Company believes it will realize the full annual savings during 1998. In addition to the cost savings anticipated for the club assembly process, the Company believes it will be able to better manage its finished goods inventory and improve on quality control during the assembly process. The transition period for outsourcing the fulfillment process exceeded the Company's expectations, therefore the full savings anticipated during 1997 was not realized. The outsourcing is now fully in place and annual savings of $150,000 is expected to be realized in 1998. The Company redesigned its boxes which resulted in shipping cost savings. Through more timely ordering of club components, the majority of these products are now able to be shipped by ocean vessel rather than by air. Ocean cargo costs are approximately one third that of air freight costs.

          The Company believes it will also be able to realize savings in the media infomercial area. The Company's infomercial production costs for 1998 are expected to be $200,000 compared to $474,955 in 1997. These savings will be realized because only one infomercial is being produced for 1998 with an initial cost of $140,000, leaving $60,000 available for refinements to various infomercials already produced by the Company, should the need arise, and for the creation of spot television ads (e.g., 30 second & 60 second spots). The Company also negotiated lower production costs to provide for incentive payments which payments depend on the success of the infomercial. In 1997, the comparable driver infomercial production cost was $307,945 due in part to the short time frame involved for completion of the infomercial. During 1997 the Company also produced an infomercial for its Jump Start to Golf product for a cost of $167,010 which costs will not be repeated during 1998.

         The overall cash flow during the twelve month period ending December 31, 1998 depends primarily on the Company meeting its sales forecasts and securing the bridge and equity financing in a timely manner. There can be no assurance that the Company will be successful in achieving its sales forecasts or in the securing of the bridge and/or equity financings.

         During 1997, management believes the growth of the Company's operations were hindered by the USGA ruling. The Company had a net loss of $2,666,175 in 1997 and inventory increased by $367,966. During the early part of 1997, the Company ordered inventory based on forecasted sales. When 1997 sales failed to meet expectations, the Company was unable to reduce inventory purchases because of its requirement to give its suppliers 90 days notice when canceling orders. In addition, because the Company did not plan any major modification to its product line in 1998, there was no need to reduce inventory on a close out basis. Accounts payable and accrued expenses increased by $376,254 in 1997 from 1996 due to the Company's attempts to conserve cash. During 1996, the Company's sales grew dramatically. Accounts receivable increased by $218,375 primarily due to the Company's efforts in recruiting additional wholesale outlets through its ProShop Direct program. Inventory increased by $1,207,224 in 1996 from 1995 as a result of the Company's expanded product line (3 wedge system, titanium driver, ladies driver, Asian steel and titanium clubs and long putters). Deliveries of the titanium driver and 3 wedge system were approximately 30 to 45 days behind schedule in 1996 which resulted in the Company missing an opportunity to sell these clubs in the northern part of the United States. These increases of approximately $1,400,000 in accounts receivable and inventory in 1996 were partially offset by an increase in accounts payable and accrued expenses of $668,037. All 1996 model clubs in inventory at December 31, 1996 were sold at a gross profit margin of approximately 6% in early 1997. The Company recorded a net loss of $1,806,338 in 1996.

         In 1997, the Company expended the remainder of the unused proceeds from the Company's initial public offering remaining at December 31, 1996. In 1996, $1,610,382 of net cash used in investing activities was primarily the result of investing the unused proceeds from the Company's initial public offering at December 31, 1996, and capital expenditures of $340,617 due to the increase in employees (primarily computers, software and furniture and fixtures).

          Financing activities during 1997 consisted of net borrowings of $419,540 on the Company's revolving line of credit which was obtained in May 1997, issuance of $200,000 in debentures and net proceeds of $148,830 from notes payable to related parties ($173,000 borrowed from an executive officer of the Company and payments of $24,170 for the note payable converted from accounts payable) which were used to finance a portion of the Company's operations.

          Financing activities during 1996 consisted of the issuance of $800,000 in debentures, drawing $148,500 from the Company's $150,000 line of credit and securing a short term loan of $60,000 to purchase a telephone system and cubicles for the Company's leased office/warehouse facilities. All of the above debt instruments along with accrued interest were paid with a portion of the initial public offering proceeds. In addition, the Company repaid the Koala Ventures, LLC loan with proceeds from the Company's initial public offering.

         On July 19, 1996, the Company completed its initial public offering of common stock. A total of 1,150,000 shares were sold in this offering. Gross proceeds from the offering were $5,750,000 and net proceeds were $4,470,053.

          At December 31, 1997 the Company had outstanding $956,746 of debt securities consisting of $419,540 from its revolving line of credit, $337,206 in notes payable to related parties which includes $164,206 of accounts payable that was converted to a note payable and $200,000 in debentures. The original amount transferred from accounts payable to notes payable was $188,376 with $24,170 being repaid during 1997. There was no debt outstanding at December 31, 1996.

SEASONALITY

         The Company believes that its operating results will be affected by seasonal demand for golf clubs, which would generate higher sales in the spring and summer. In addition, the Company believes that it will generate a certain amount of holiday season sales during the fourth quarter. As a result, sales and thus income from operations would be lowest in the first and fourth quarters because fixed operating costs generally are spread throughout the whole year. The Company addresses the potential effects of seasonality by tracking sales and orders and adjusting perceived inventory needs for demand and the time of year.

INFLATION

         The amounts presented in the financial statements do not provide for the effect of inflation on the Company's operations or its financial position. Amounts shown for equipment and for costs and expenses reflect historical cost and do not necessarily represent replacement cost or charges to operations based on replacement cost. Net loss would be higher than reported if the effects of inflation were reflected either by charging operations with amounts that represent replacement costs or by using other inflation adjustments. The Asian financial crisis and devaluing of its currencies has reduced the Company's cost of procuring club heads and club shafts from that which was experienced in the past which is expected to reduce its cost of goods sold in 1998.

TAX BENEFIT

          As of December 31, 1997 the Company had available to offset future federal and state taxable income, net operating loss carryforwards ("NOL") of approximately $4.4 million, which expire in 2011 and 2012.

IMPACT OF YEAR 2000 ISSUE

         An issue exists for all companies that rely on computers as the year 2000 approaches. The "Year 2000" problem is the result of computer programs being written using two digits rather than four to identify the applicable year. Any of the Company's programs that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. The Company anticipates that it will be able to test its entire system using its internal programming staff and outside computer consultants and intends to make any necessary modifications to prevent disruption to its operations. Costs in connection with any such modifications are not expected to be material.

NEW ACCOUNTING STANDARDS

         The Company accounts for its stock option plan under the provisions of APB 25, Accounting for Stock Issued to Employees, and the Company has adopted the disclosure only provisions of Statement of Accounting Financial Standards No. 123, Accounting for Stock Based Compensation. Accordingly, no compensation cost has been recognized for employee stock options granted during 1997 and 1996. There were 5,000 non-employee options granted on July 9, 1996 with a weighted average fair market value of $4.86 per share (Black-Scholes model) and 8,000 options granted to non-employees on October 21, 1996 with a weighted average fair market value of $4.37 per share (Black-Scholes model). A total of $59,260 has been expensed for the period ended December 31, 1996 based on fair market value on the grant date as required by FASB Statement 123.

         In June 1997, the FASB issued Statement No 130, "Reporting Comprehensive Income." Statement No. 130 requires the Company to classify items of comprehensive income by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings (loss) and additional paid-in-capital in the financial statements. The Company's comprehensive income items are not currently material; accordingly, the effect of adopting this statement is not expected to be significant when it becomes effective for 1998.

         In 1997, the FASB issued Statement No 128, "Earnings Per Share." Statement No. 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effect of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. The effect of restatement of Statement No. 128 does not have a material impact on the financial statements.

ITEM 7.  FINANCIAL STATEMENTS

         The financial statements of the Company are included herein commencing on page F-1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not Applicable

                                    PART III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

IDENTIFICATION OF OFFICERS AND DIRECTORS

         The following table sets forth certain information concerning the executive officers and directors of the Company:

            NAME                              AGE           POSITION
            ----                              ---           --------
         Jackson D. Rule, Jr                   59     Chairman of the Board, President and
                                                      Chief  Executive Officer

         Christopher B. Cooper                 39     Chief Operating Officer and Director

         Gerald D. Fick                        58     Chief Financial Officer, Treasurer and Secretary

         Jay D. Chazanoff                      52     Director (2)
         John W. Cullen                        59     Director (1)
         William J. Elsner                     46     Director (1)(2)
         Gerard A. Maglio                      51     Director
         Hugh "Rocky" D. Thompson              59     Director
         Michael J. Timbers                    56     Director (2)


(1) Member of Audit Committee
(2) Member of Compensation Committee

         Jackson D. Rule, Jr. founded the Company in June 1994. Since March 1996, Mr. Rule has served as Chairman of the Board, President and Chief Executive Officer of the Company. From June 1994 to March 1996, Mr. Rule served as managing member of Koala, the former manager of the LLC. From June 1991 to August 1995, Mr. Rule spent a majority of his business time as President of Tele-Trend Communications, Inc. ("TTC"), a reseller of long distance and other telecommunication services, until Tele-Trend Communications, LLC ("Tele-Trend") was acquired in August 1995 by Phoenix Network, Inc. ("Phoenix"). Mr. Rule served as a vice president of Phoenix from August 1995 to March 1996. Mr. Rule was involved in the formation, capitalization and operation of several start-up companies from 1986 to June 1991.

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

         Christopher B. Cooper has served as Chief Operating Officer and as a director of the Company since January 1997. From July 1996 to January 1997, Mr. Cooper worked as an independent consultant to the Company. From September 1980 to June 1996, Mr. Cooper was employed by Square Two. At Square Two, Mr. Cooper served as Sr. Vice President Product Development from January 1994 to July 1996, Chief Operating Officer from July 1991 to January 1994 and Vice President of Production/Sales from February 1982 to July 1991. Mr. Cooper also served as Secretary of Square Two from February 1982 to January 1996. Mr. Cooper is a 1980 graduate of Muhlenberg College in Allentown, Pennsylvania.

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

         Gerard A. Maglio has served as a director of the Company since March 1996. From October 1991 to the present, Mr. Maglio has served as President and been the principal shareholder of Maglio & Associates, Inc., a consulting firm with primary emphasis on telecommunications and cable television. From April 1993 to August 1995, Mr. Maglio spent a majority of his business time as Vice President of Marketing of TTC, until Tele-Trend was acquired in August 1995 by Phoenix. From February 1992 to April 1993, Mr. Maglio served as President, Residential Division - Digital Music Express for International Cablecasting Technologies, Inc., where he was responsible for overseeing the development of a 30-channel start-up premium digital audio service used in cable television. From September 1988 to December 1991, Mr. Maglio served as Senior Vice President of Marketing and Programming of the Cable Division of United Artists. Mr. Maglio previously served as President of CTAM, the cable industry's marketing society.

         Jay D. Chazanoff has served as a director of the Company since July 1996. From March 1995 to the present, Mr. Chazanoff has served as Chairman of the Board of Millennium Capital Management LLC, a privately held merchant and investment banking firm. From December 1994 to March 1995, Mr. Chazanoff worked as a management and financial consultant. From March 1992 to November 1994, Mr. Chazanoff served as President and Chief Operating Officer of Integrated Resources and from January 1985 through February 1992 as Senior Executive Vice President of Integrated Resources. In February 1990, Integrated Resources filed a petition for bankruptcy under Chapter 11 of the United States Bankruptcy Code and its plan of reorganization was confirmed in November 1994. From 1986 to the present, Mr. Chazanoff has served as President and director and been the sole shareholder of Carpar Corp., which serves as the general partner of a limited partnership, which, in turn, serves as the general partner of Berkeley Western Associates, L.P. ("Berkeley"), whose sole business is the ownership of a 14-story office building in Berkeley, California. Berkeley filed a petition for bankruptcy under Chapter 11 of the United States Bankruptcy Code in January 1993 and its plan of reorganization was confirmed in November 1994.

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

         Hugh "Rocky" D. Thompson assisted in founding the Company in June 1994, has been promoting the Company's products since that time, and has served as a director since July 1996. Mr. Thompson has been a professional golfer since 1964, has been a participant on the PGA Senior Tour since 1989 and was a participant on the PGA Tour from 1964 to 1988 (18 years as a full-time participant and seven years as a part-time participant). Since 1971, Mr. Thompson has served as Vice President and been a principal shareholder of Toco, Inc., a corporation that owns real estate in and operates two retail stores in Toco, Texas. Since 1983, Mr. Thompson has served as the mayor of Toco, Texas, a town of approximately 200 people.

         Michael J. Timbers has served as a director of the Company since July 1996. Since February 1989, Mr. Timbers has served as Chief Executive Officer of IHS Group, which consists of a number of information companies with aggregate annual revenues of approximately $300 million, and from February 1989 to May 1996, Mr. Timbers also served as President of IHS Group. Until 1996, Mr. Timbers also served as Chairman of AVO International, which consists of a group of companies that produce high quality electrical test and measurement equipment with aggregate annual revenues of approximately $85 million.

CLASSIFICATION OF DIRECTORS

         The directors comprising the Board of Directors are divided into three classes. Messrs. Chazanoff, Cullen and Maglio will stand for election at the annual meeting of stockholders to be held in 1998, Messrs. Elsner, Rule and Thompson will stand for election at the annual meeting of stockholders to be held in 1999, and Messrs. Cooper and Timbers will stand for election at the annual meeting of stockholders to be held in 2000. Directors can be removed only for cause and only by a majority vote of the other directors or by the vote of stockholders owning at least 80% of the voting power of the Company. Officers are chosen and serve at the discretion of the Board of Directors. There are no family relationships among the directors and executive officers of the Company.

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

         The Compensation Committee is responsible for making determinations regarding salaries, bonuses and other compensation for the Company's executive officers, including decisions with respect to stock option grants to the Company's directors, executive officers, employees and other key individuals pursuant to the Plan (as hereinafter defined).

COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934

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

         To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company and representations that no other reports were required, during the fiscal year ended December 31, 1997, all Section 16(a) filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were complied with; except that (i) one transaction which should have previously been reported on Form 3 was subsequently reported on Form 5 by Christopher B. Cooper, Chief Operating Officer of the Company; (ii) six transactions which should have previously been reported on Forms 4 were subsequently reported on Form 5 by Jackson D. Rule, Jr., President, Chief Executive Officer, and Chairman of the Board of Directors of the Company.

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

COMPENSATION OF EXECUTIVE OFFICERS

Summary of Compensation

         The following table shows for the fiscal years ending December 31, 1997 and 1996, compensation awarded or paid to, or earned by the Company's Chief Executive Officer. No other executive officer received compensation exceeding $100,000 during 1997.

                           SUMMARY COMPENSATION TABLE

                                                                   Long-Term
                                                                 Compensation
                                                                    Awards
                                                                 ------------
                                                                  Securities
                                                                  Underlying
      Name and                                                     Options/       All Other
  Principal Position         Year    Salary ($)     Bonus ($)      SARs (#)     Compensation
  ------------------         ----    ----------     ---------    ------------   -------------
Mr. Jackson D. Rule, Jr.     1997     120,000          -0-             -0-          -0-
Chairman of the Board,
President and Chief          1996      78,018          -0-           20,000         -0-
Executive Officer



Employment Agreements

         The Company has entered into employment agreements with Jackson D. Rule, Jr. and Rocky Thompson. The employment agreement with Jackson D. Rule, Jr. provides for an initial annual base salary of $120,000. Mr. Rule's employment agreement, which expires on April 30, 1999, may be terminated by the Company "for cause" and by Mr. Rule for a material breach of the employment agreement by the Company. He also will be restricted from competing with the Company until after April 30, 1999. In the event that the Company terminates the employment agreement, the Company is required to pay Mr. Rule $10,000 every month until May 1999 in consideration of Mr. Rule not competing with the Company until that time. In the event that Mr. Rule terminates the employment agreement, the Company is required to pay him $4,500 every month until May 1999 in consideration of Mr. Rule not competing with the Company until that time.

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

Stock Option Grants and Exercises

         The Company grants options to its executive officers under its 1996 Stock Option Plan (the "Plan"). For the fiscal year ended December 31, 1997, there were no options granted to the Chief Executive Officer.

         The following table shows, for the fiscal year ended December 31, 1997, certain information regarding options exercised by, and held at year end by the Chief Executive Officer.



              AGGREGATED OPTION EXERCISES IN FISCAL YEAR 1997 AND
                  VALUE OF OPTIONS AT END OF FISCAL YEAR 1997


                                                                           Number of Securities      Value of Unexercised
                                                                          Underlying Unexercised         In-the-Money
                                                                         Options at End of Fiscal    Options/SARs at end of
                                                                                 1997 (#)                Fiscal 1997 ($)
                               Shares Acquired           Value                 Exercisable/                Exercisable/
           Name                on Exercise (#)      Realized ($) (1)           Unexercisable              Unexercisable
           ----                ---------------      ----------------     ------------------------    ----------------------
Jackson D. Rule, Jr.                 --                    --                5,000 / 15,000                       0


(1) Value realized is based on the fair market value of the Company's Common Stock on the date of exercise minus the exercise price and does not necessarily indicate that the optionee sold such stock.

STOCK OPTION PLAN

         In March 1996, the Company's Board of Directors adopted and the stockholders approved the Plan. Under the Plan, incentive stock options ("ISOs"), as defined in Section 422 of the Internal Revenue Code of 1986, as amended (the "Code"), may be granted to key employees of the Company, and non-qualified options may be granted to key employees, directors, independent contractors and other key individuals of the Company. A total of 200,000 shares of Common Stock have been reserved for issuance under the Plan. The Plan is administered by the Compensation Committee of the Board of Directors, which, subject to the terms of the Plan, has the authority to determine the material terms and provisions under which options are granted, including the individuals to whom such options may be granted, exercise prices and numbers of shares subject to options, the time or times during which options may be exercised, and certain other terms and conditions of the options granted.

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

         As of March 18, 1998, options to purchase 109,000 shares of Common Stock remain outstanding under the Plan, of which no options have been exercised and 91,000 shares remained available for grant thereunder.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information regarding the beneficial ownership of the Company's voting securities as of March 18, 1998 by:
(i) each director; (ii) the Chief Executive Officer; (iii) all executive officers and directors of the Company as a group; and (iv) all those known by the Company to be beneficial owners of more than five percent (5%) of any class of its voting securities. Unless otherwise indicated, the Company believes that each of the persons indicated below has sole voting and investment power with respect to the shares owned by such person.


                                                   Number of Shares              Percent of
Name and Address of Beneficial Owner(1)            Beneficially Owned       Outstanding Shares(2)
---------------------------------------            ------------------       ---------------------
Jackson D. Rule, Jr                                   401,022(3)                    12.11%
Jay D. Chazanoff                                       39,650(4)                     1.25%
John W. Cullen                                         18,561                        0.59%
William J. Elsner                                     130,578                        4.15%
Gerard A. Maglio                                      191,372                        6.08%
Michael J. Timbers                                     19,540                        0.62%
Hugh "Rocky" D. Thompson                              345,938                       10.98%
Christopher B. Cooper                                       0                        --
G. Schneider Holdings Co.                             214,787(5)                     6.76%
     4643 South Ulster, Suite 1300
     Denver, Colorado
All executive officers and directors as a group     1,147,161(3)(4)                 34.42%
     (10 persons)

(1) Unless otherwise indicated below, (i) the persons in the table above have sole voting and investment power with respect to all shares shown as beneficially owned by them, and (ii) the address for each beneficial owner is c/o the Company, 6786 South Revere Parkway, Suite 150D, Englewood, Colorado 80112.

(2) Percentage of ownership is based on 3,150,000 shares of Company Common Stock outstanding as of March 18, 1998.

(3) Includes warrants to purchase 162,500 shares of common stock.

(4) Includes warrants to purchase 20,000 shares of Common Stock.

(5) Includes warrants to purchase 25,000 shares of common stock held by Gene Schneider, General Partner of G. Schneider Holdings Co.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Messrs. Rule (President, Chief Executive Officer and Chairman of the Board of Directors of the Company) and Thompson (a director of the Company) founded the Company in June 1994. Koala Ventures, LLC ("Koala") served as the manager of the Company when the Company operated as the LLC. Messrs. Rule and Maglio (director of the Company) and Linley White were the managing members of Koala and thus responsible for the direction and supervision of the Company before the Company was reorganized from a Colorado limited liability company into a Delaware corporation effective as of April 1, 1996.

         Upon the LLC's formation in June 1994, Koala and Mr. Thompson were granted equity interests in the LLC which entitled them to a 37% and 10% respective share of the LLC's profits and distributions, but only after all of the investors members of the LLC received a return of their capital contributions in full. Messrs. Rule, Maglio, White and Elsner (a director of the Company) and G. Schneider Holdings Co. (a stockholder of the Company) originally owned 32%, 32%, 16%, 5% and 15% of Koala, respectively. Effective as of January 1, 1996, Koala amended and restated its operating agreement. The effect of such amendments was that Messrs. Rule, Maglio and White had their member interest reduced by 2.4%, 2.4% and 1.2% respectively, and Mr. Hoffer (former Executive Vice President of the Company) received a 6% member interest in Koala in return for his $100 capital contribution. Pursuant to the Company's reorganization on April 1, 1996, Koala and Mr. Thompson exchanged their equity interest in the LLC for 646,526 and 184,454 shares of the Company's Common Stock, respectively.

         In May 1996, Koala liquidated and dissolved, and as part of its plan of liquidation and dissolution, it distributed 646,526 shares of Common Stock of the Company to its six members based upon their capital accounts and member interest. As a result of this distribution, Messrs. Rule, Maglio, White, Hoffer, and Elsner and G. Schneider Holdings Co. received 191,372; 191,372; 95,686; 38,792; 32,325; and 96,979 shares of Common Stock of the Company, respectively.

         During 1997 and 1996, the Company sold $77,752 and $96,244, respectively, of golf clubs to Parade Golf Products, Inc. of Quebec, Canada. An executive officer and 50% owner of Parade Golf is the father of a former executive officer and director of the Company. The officer and director resigned from the Company in May 1997.

         On December 6, 1996, the Company entered into an agreement with IHS to handle all of the Company's fulfillment and warehousing requirements. The Company paid $147,269 and $7,433 during 1997 and 1996, respectively, for services under this agreement. An executive officer of IHS is a member of the board of directors of the Company.

         From July 1996 to January 1997, Christopher B. Cooper worked as an independent consultant to the Company. The Company paid $21,843 during that period for services provided by Mr. Cooper. Mr. Cooper has been employed as Chief Operating Officer of the Company and has served as a director of the Company since January 1997.

         In October 1997, the Company issued debentures in the principal amount of $200,000 to four of its existing stockholders, one of who is an executive officer and director of the Company, at an annual interest rate of 10%. All principal plus accrued interest is payable on the first to occur of (i) two years after the date of the debenture, or (ii) on or within fifteen business days after the date the Company receives proceeds from any public or private sale of its securities after October 1997. These debentures are unsecured. In conjunction with these debentures, 100,000 warrants were issued at an exercise price exceeding fair market value at the date of issuance. The warrants entitle the holders thereof to purchase 100,000 shares of common stock at $1.00 per share for a period of five years commencing October 15, 1997. The warrants and warrant shares may not be sold or transferred until October 16, 1998. The warrants have not been exercised as of the date hereof. The Company entered into revenue royalty agreements with the holders of the Company's $200,000 debentures issued in October 1997. Each debenture holder is to receive .125% of the Company's gross sales from its Jump Start to Golf product, for a total revenue royalty payment of .5%.

         On October 27, 1997, the Company converted accounts payable due to Information Handling Services ("IHS") of $188,376 to an unsecured promissory note with an annual interest rate of 8.5%, compounded daily. IHS provides fulfillment and warehousing services for the Company. This note is to be repaid at the rate of $2,500 per week. On February 20, 1998 the weekly amount to be repaid was increased to $10,000. At December 31, 1997, the principal amount outstanding was $164,206. This note matures in June 1998. An executive officer of IHS is a member of the board of directors of the Company.

         In November and December 1997, the Company secured operating loans in the amount of $173,000 from an executive officer and director of the Company with an annual interest rate of 3.5% over the prime rate of 8.5% at December 31, 1997. During January and February 1998, additional funds of $102,000 were borrowed by the Company under similar terms from this same individual for total outstanding principal at February 20, 1998 of $275,000. The loans are in the form of unsecured promissory notes. The principal plus all accrued interest is payable on whichever event occurs first, (i) out of the proceeds of any new loan to the Company; or (ii) out of the proceeds of any new equity raised by the Company (see Note 6, Commitments and Contingencies, Investment Banker Agreement). In connection with the unsecured promissory note, the Company issued warrants to purchase 137,500 shares of Common Stock at an exercise price exceeding fair market value at the date of issuance. The warrants entitle the holder thereof to purchase shares of common stock at $.75 per share any time prior to the close of business on February 27, 2001.

         The Company has a policy that all transactions with affiliated entities or persons will be on terms no less favorable than could be obtained from unrelated parties and all transactions between the Company and its officers, directors, principal stockholders and affiliates will be approved by a majority of disinterested directors. The Company believes that all of the above described transactions contained terms at least as favorable as could have been obtained from unrelated parties.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(A) EXHIBITS.

         2.1*     Exchange Memorandum dated February 23, 1996, regarding the reorganization of the Registrant from a Colorado limited
                  liability company to a Delaware corporation (the "Exchange
                  Memorandum")
         2.2*     Amendment to the Exchange Memorandum
         2.3*     Articles of Dissolution of Black Rock Ventures, LLC
         3.1*     Certificate of Incorporation of the Company
         3.2*     Bylaws of the Company
         4.1*     Form of Bridge Warrant
         4.2***   Form of Amendment to Bridge Warrant
         4.3*     Certificate of Designations, Rights and Preferences of Series
                  A Redeemable and Convertible Preferred Stock of Black Rock
                  Golf Corporation
         4.4**    Form of Underwriter's Warrant
         10.1*    1996 Stock Option Plan
         10.2*    Licensing Agreement between S2 Golf Inc. and the Company dated
                  January 1, 1996
         10.3*    Employment Agreement between the Company and Jackson D. Rule,
                  Jr. dated April 10, 1996
         10.4*    Employment Agreement between the Company and Rocky Thompson dated April 1, 1996
         10.5*    Line of Credit Agreement between the Company and MegaBank of
                  Arapahoe dated August 11,
         10.6*    Assignment of Trademarks between the Company and Koala
                  Ventures, LLC
         10.7*    Sales Agency Agreement between the Company and Hampshire
                  Securities Corporation dated May 9, 1996
         11.1+    Computation of per share earnings (loss)
         16.1*    Letter of Freeborn and Peters to Causey, Demgen and Moore
                  dated May 21, 1996
         16.2*    Letter of Causey, Demgen and Moore concerning change of the
                  Company's principal accountants dated May 22, 1996
         16.3**   Letter from Freeborn and Peters to Causey, Demgen and Moore dated June 21, 1996
         16.4**   Letter from Causey, Demgen and Moore concerning change of the
                  Company's principal accountants dated June 24, 1996
         27.1     Financial Data Schedule
         27.2     Financial Data Schedule, restated loss per share
         27.3     Financial Data Schedule, restated loss per share

----------
  * Incorporated by reference to the Company's Registration Statement Form SB-2 filed May 24, 1996 (Registration No. 333-4890-D)

 ** Incorporated by reference to the Company's Pre-Effective Amendment No. 1 to the Registration Statement on Form SB-2 filed June 26, 1996 (Registration No. 333-4890-D)

*** Incorporated by reference to the Company's Pre-Effective Amendment No. 2 to the Registration Statement on Form SB-2 filed July 16, 1996 (Registration No. 333-4890-D)

  + The data for the computation of per share loss appears in the Consolidated
    Statement of Operation included in the Company's Consolidated Financial Statements

(b) REPORTS ON FORM 8-K:  None

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       BLACK ROCK GOLF CORPORATION

                                       By: /s/ Jackson D. Rule, Jr.
                                          --------------------------------------
                                          Jackson D. Rule, Jr.
                                          Chairman of the Board, President
                                          and Chief Executive Officer


Date:  April 7, 1998

         Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


          SIGNATURE                              Title                                         Date
          ---------                              -----                                         ----
/s/ Jackson D. Rule, Jr.                 Chairman of the Board, President
----------------------------------       and Chief Executive Officer                        April 7, 1998
Jackson D. Rule, Jr.

/s/ Gerald D. Fick                       Chief Financial Officer, Treasurer                 April 7, 1998
----------------------------------       and Secretary (Principal) Financial
Gerald D. Fick                           and Accounting Officer)

/s/ Christopher B. Cooper                Chief Operating Officer                            April 7, 1998
----------------------------------       and Director
Christopher B. Cooper

/s/ Jay D. Chazanoff                     Director                                           April 7, 1998
----------------------------------
Jay D. Chazanoff

                                         Director
----------------------------------
John W. Cullen

/s/ William J. Elsner                    Director                                           April 7, 1998
----------------------------------
William J. Elsner

/s/ Gerard A. Maglio                     Director                                           April 7, 1998
----------------------------------
Gerard A. Maglio

/s/ Michael J. Timbers                   Director                                           April 7, 1998
----------------------------------
Michael J. Timbers

/s/ Hugh "Rocky" D. Thompson             Director                                           April 7, 1998
----------------------------------
Hugh "Rocky" D. Thompson

                           BLACK ROCK GOLF CORPORATION

                              FINANCIAL STATEMENTS

                 FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996

                                    CONTENTS


Report of Independent Auditors                                         F-2

Financial Statements

Balance Sheets                                                         F-3

Statements of Operations                                               F-4

Statements of Changes in Stockholders'/Members' Equity                 F-5

Statements of Cash Flows                                               F-6

Notes to Financial Statements                                          F-7

                         REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholders
Black Rock Golf Corporation

We have audited the accompanying balance sheets of Black Rock Golf Corporation as of December 31, 1997 and 1996, and the related statements of operations, changes in stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Black Rock Golf Corporation at December 31, 1997 and 1996, and the results of its operations and its cash flows for the years then ended in conformity with generally accepting accounting principles.

As discussed in Note 1 to the financial statements, the Company's recurring losses from operations raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are described in
Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/  ERNST & YOUNG LLP
ERNST & YOUNG LLP


Denver, Colorado
March 25, 1998

                           BLACK ROCK GOLF CORPORATION

                                 BALANCE SHEETS

                                                                             DECEMBER 31
                                                                    ------------------------------
                                                                        1997              1996
                                                                    ------------      ------------
ASSETS
Current assets:
   Cash                                                              $    31,414      $   264,979
   Restricted cash                                                        50,000             --
   Investments in U S Treasury Bills                                        --          1,300,966
   Security deposits                                                      41,620          106,825
  Accounts receivable net of $118,868 and $61,338 of reserve for doubtful accounts at December 31, 1997 and 1996,
      respectively                                                       197,846          422,191
   Inventory                                                           2,212,893        1,844,927
   Prepaid expenses                                                       93,146           83,475
                                                                     -----------      -----------
Total current assets                                                   2,626,919        4,023,363

Property and equipment, at cost:
   Computer equipment, software, furniture and fixtures                  411,095          341,711
   Less accumulated depreciation                                        (161,950)         (57,332)
                                                                     -----------      -----------
                                                                         249,145          284,379
Other assets:
   Infomercial development costs (Note 2)                                 10,000           76,667
   Organizational costs, net of $3,501 and $1,500 of
      amortization at December 31, 1997 and 1996, respectively             6,499            8,500
   Other assets                                                          166,603          170,259
                                                                     -----------      -----------
Total assets                                                         $ 3,059,166      $ 4,563,168
                                                                     ===========      ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                  $   805,836      $   628,644
   Accrued expenses - in litigation (Note 8)                             135,000          135,000
   Accrued expenses                                                       93,597           32,911
   Warranty reserves                                                      19,209           83,478
   Revolving line of credit (Note 3)                                     419,540             --
   Notes payable, related parties (Note 3)                               337,206             --
                                                                     -----------      -----------
Total current liabilities                                              1,810,388          880,033

Debentures, related parties (Note 3)                                     200,000             --

Commitments and contingencies (Note 6)

Stockholders' equity:
Preferred stock, par value $.001 per share, 1,000,000 shares authorized, no shares are issued and outstanding at
      December 31, 1997 and 1996, respectively (Note 5)                     --               --
   Common stock, par value $.001 per share, 10,000,000 shares authorized, 3,150,000 issued and outstanding at
      December 31, 1997 and 1996, respectively (Note 5)                    3,150            3,150
   Common stock to be issued, 15,909 shares (Note 6)                          16             --
   Capital in excess of par value                                      5,518,125        5,486,323
   Accumulated deficit                                                (4,472,513)      (1,806,338)
                                                                     -----------      -----------
Total stockholders' equity                                             1,048,778        3,683,135
                                                                     -----------      -----------
Total liabilities and stockholders' equity                           $ 3,059,166      $ 4,563,168
                                                                     ===========      ===========


                             See accompanying notes

                           BLACK ROCK GOLF CORPORATION

                            STATEMENTS OF OPERATIONS


                                                                           DECEMBER 31
                                                                     -----------------------------
                                                                         1997             1996
                                                                     -----------      -----------
Revenues:
   Net sales                                                         $ 6,884,110      $ 8,924,179
   Cost of goods sold                                                  3,850,945        3,702,663
                                                                     -----------      -----------
Gross profit                                                           3,033,165        5,221,516


Operating expenses:
   Advertising                                                         2,726,931        3,758,362
   Marketing                                                             103,643          233,617
   Sales, general and administrative expense                           2,707,432        2,897,746
   Depreciation and amortization                                         106,619          100,143
                                                                     -----------       -----------
Total operating expenses                                               5,644,625        6,989,868


Other income and expenses:
   Interest income                                                        12,230           55,617
   Interest expense                                                      (67,304)         (86,939)
   Other expense                                                             359           (6,664)
                                                                     -----------      -----------
Total other income and expenses                                          (54,715)         (37,986)

Loss before income taxes                                              (2,666,175)      (1,806,338)

Federal and state income taxes (Note 4)                                     --               --
                                                                     -----------      -----------
Net loss                                                             $(2,666,175)     $(1,806,338)
                                                                     ===========      ===========

Basic loss per common share (Note 2)                                 $     (0.85)     $     (0.72)
                                                                     ===========      ===========

Diluted loss per common share (Note 2)                               $     (0.85)     $     (0.70)
                                                                     ===========      ===========

Weighted average number of common shares outstanding during the
   year (Note 2)                                                       3,150,000        2,519,863
                                                                     ===========      ===========

Weighted average number of common and common equivalent shares
   outstanding during the year (Note 2)                                3,150,000        2,563,699
                                                                     ===========      ===========




                             See accompanying notes

                           BLACK ROCK GOLF CORPORATION

                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                     YEARS ENDED DECEMBER 31, 1996 AND 1997


                                                   COMMON STOCK
                                          ------------------------------    CAPITAL IN
                                            NUMBER OF           PAR          EXCESS OF      ACCUMULATED
                                              SHARES           VALUE         PAR VALUE        DEFICIT            TOTAL
                                          --------------    ------------   -------------    ------------     ------------
Balance at January 1, 1996                      --          $      --      $ 1,308,100      $  (347,940)     $   960,160

Issuance of shares to former LLC
   member interests at July 19,1996        2,000,000(1)           2,000        (349,940)         347,940             --

Issuance of shares on July 19, 1996
   in connection with initial public
   offering 1,150,000                      1,150,000              1,150       5,748,850            --          5,750,000

Less: costs associated with
   initial public offering                      --                 --        (1,279,947)           --         (1,279,947)

Fair value of non-employee options
   granted in 1996 (Note 5)                     --                 --            59,260             --             59,260

Net loss                                        --                 --              --         (1,806,338)      (1,806,338)
                                         -----------        -----------     -----------      -----------      -----------

Balance December 31, 1996                  3,150,000              3,150       5,486,323       (1,806,338)       3,683,135

Common stock to be issued (Note 6)            15,909                 16          31,802             --             31,818

Net loss                                        --                 --             --          (2,666,175)      (2,666,175)
                                         -----------        -----------     -----------      -----------      -----------

Balance December 31, 1997                  3,165,909        $     3,166     $ 5,518,125      $(4,472,513)     $ 1,048,778
                                         ===========        ===========     ===========      ===========      ===========


(1) Reflects the issuance of 1,747,368 shares of common stock and automatic conversion of 252,632 shares of preferred stock into common stock pursuant to the reorganization of the Company from a Colorado Limited Liability company to a Delaware corporation.



                             See accompanying notes

                           BLACK ROCK GOLF CORPORATION

                             STATEMENTS OF CASH FLOW


                                                                                  YEARS ENDED DECEMBER 31
                                                                                -----------------------------
                                                                                    1997             1996
                                                                                -----------      ------------
OPERATING ACTIVITIES
Net loss                                                                        $(2,666,175)     $(1,806,338)
Adjustments to reconcile net loss to net cash used in operating activities:
     Depreciation and amortization                                                  106,619          100,143
     Advertising expense for common stock to be issued (Note 6)                      31,818             --
     Issuance of stock options to non-employees                                        --             59,260
     Loss on disposal of assets                                                        --              6,664
     Realized gain on sale of investments                                            (4,685)         (34,355)
     Unrealized gains on investments                                                   --             (1,846)
     Changes in operating assets and liabilities:
       Security deposits                                                             65,205          (22,662)
       Accounts receivable                                                          224,345         (218,375)
       Inventory                                                                   (367,966)          (9,671)
       Prepaid expenses                                                              (9,671)         (53,734)
       Infomercial development costs                                                 66,667          (76,667)
       Other assets                                                                   3,656         (101,459)
       Accounts payable                                                             315,568          558,188
       Accrued expenses - in litigation                                                --            135,000
       Accrued expenses                                                              60,686          (25,151)
       Warranty reserve                                                             (64,269)          10,121
                                                                                -----------      -----------

Net cash used in operating activities                                            (2,238,202)      (2,678,435)

INVESTING ACTIVITIES
Purchase of computer equipment, software, furniture and fixtures                    (69,384)        (340,617)
Organizational costs                                                                   --            (10,000)
Proceeds from asset disposal                                                           --              5,000
Cost of securities purchased                                                           --         (8,631,426)
Gross proceeds from maturities of securities                                      1,305,651        7,366,661
                                                                                -----------      -----------

Net cash provided by (used in) investing activities                               1,236,267       (1,610,382)

FINANCING ACTIVITIES
Revolving line of credit, net borrowings                                            419,540          148,500
Proceeds from notes payable, related parties                                        173,000             --
Repayments of notes payable, related parties                                        (24,170)            --
Bank loan                                                                              --             60,000
Repay loan payable to Koala Ventures, LLC                                              --            (44,268)
Proceeds from issuance of debentures, related parties                               200,000          800,000
Repayment of debt                                                                      --         (1,008,500)
Proceeds from initial public offering, net                                             --          4,470,053
                                                                                -----------      -----------

Net cash provided by financing activities                                           768,370        4,425,785
                                                                                -----------      -----------

Net (decrease) increase in cash                                                    (233,565)         136,968
Cash at beginning of period                                                         264,979          128,011
                                                                                -----------      -----------

Cash at end of period                                                           $    31,414      $   264,979
                                                                                ===========      ===========

Supplemental schedule of additional cash flow information:
     Cash paid during the year for interest                                     $    66,600      $    32,109
                                                                                ===========      ===========

                           BLACK ROCK GOLF CORPORATION

                          NOTES TO FINANCIAL STATEMENTS

                           DECEMBER 31, 1997 AND 1996

1.  BUSINESS OPERATIONS AND ORGANIZATION

         Black Rock Golf Corporation (the "Company" or "BRGC") designs, develops and markets innovative premium quality golf clubs together with instructional systems intended to improve golfers' scores. The Company's end users are located throughout the United States, Canada and select European and Asian countries who primarily purchase goods through the Company's sales to U. S. distributors.

         The Company was originally organized as a Colorado limited liability company, Black Rock Ventures, LLC (the "LLC"), and was managed by Koala Ventures, LLC (the "Manager"). The Manager's responsibilities included the safekeeping of all funds and assets of the LLC, as well as maintenance of books, records and reports reflecting all transactions of the LLC. Certain members of the Manager were also members of the LLC.


         Effective April 1, 1996, the LLC reorganized into a Delaware corporation (a "C" Corporation for tax purposes). All of the members of the LLC transferred their respective member interests in the LLC to BRGC, in exchange for shares of BRGC common and preferred stock. The Manager received only common stock.

         The common stock of BRGC has all the rights generally attendant to common stock, including a right to vote and a right to dividends and other distributions, although junior to the preferred stock's right to dividends and other distributions.

         The Company completed its initial public offering of common stock on July 19, 1996. A total of 1,150,000 shares were sold at $5.00 per share. The unused proceeds from the initial public offering (after repayment of outstanding debt) were invested in short term U. S. Treasury Bills during 1996 and the first quarter of 1997, and were utilized for marketing and media, product testing and design, inventory purchases for existing and new products and for general corporate and working capital purposes.

          The Company recorded net losses of $2,666,175 and $1,806,338 in 1997 and 1996, respectively, and consumed $2,238,202 and $2,678,435 of cash in operations in 1997 and 1996, respectively. Stockholders' equity decreased to $1,048,778 at December 31, 1997. The Company's recurring losses from operations, and rapidly changing market conditions has made it difficult for the Company to achieve its sales forecasts. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The 1997 financial statements do not include any adjustments that might result from the outcome of this uncertainty. In response, the Company has engaged an investment banking firm which assisted the Company in securing an increase in its line of credit facility from $800,000 to $1,500,000. Borrowings are subject to certain asset based limitations (see Note 3). The investment banking firm is also assisting the Company in its attempt to obtain a bridge loan in the amount of $600,000. Also, the investment banking firm is assisting the Company in its attempt to raise additional equity capital through a private placement. There is no assurance that the investment banking firm will be successful in assisting the Company in its attempt to secure the bridge loan or the private placement.

         Management's plans also include improved operations in 1998. The Company has budgeted improved operating results through increased sales in its international market and through its corporate logo program. The Company has also introduced its progressive program to its current customer base. In this program, existing customers are provided with a one-time opportunity to buy up to a longer shaft than they currently use at a 40% discount. The Company's infomercial has also been changed to point out the fact that a longer shaft will increase club head speed and therefore produce longer drives. The longer shaft is what made the Company's products known in the golfing industry. This concept is projected to drive customers to green grass pro shops and specialty retail stores, thereby increasing sales for these marketing channels. In late November 1997, the Company

BLACK ROCK GOLF CORPORATION
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

introduced a 5 wood to its product line and in the second quarter on 1998 will introduce new wedges and a standard length putter. These new products are also expected to increase sales.


2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash

         The Company considers all highly liquid investments with original maturity of three months or less when purchased to be cash equivalents. Restricted cash is a certificate of deposit used as collateral for payment of purchases by a distributor of the Company's products.

Prepaid Expenses

         Prepaid expenses primarily consist of prepaid advertising, trade show expense and insurance at December 31, 1997 and prepaid advertising and insurance at December 31, 1996.

Inventory

         Inventory, consisting primarily of golf clubs, is stated at the lower of cost or market with cost determined on a first-in, first-out (FIFO) basis. At December 31, 1997 and 1996, inventory consisted of finished goods of $1,040,578 and $1,504,250, respectively, and club components of $1,172,315 and $340,677, respectively.

Property and Equipment

         Property and equipment is recorded at cost. Depreciation is computed using the straight-line method over the estimated useful life of the assets, which is three years for computers, software and telephone equipment, and seven years for furniture and fixtures. Leasehold improvements are being depreciated over the remaining lease period which expires June 30, 1999.

Organization Expense

         Organization costs are recorded at cost. Amortization is computed using the straight-line method over five years. Total amortization of organization costs for 1997 and 1996 amounted to $2,001 and $29,642, respectively. All organization costs associated with the LLC, in the amount of $28,142 were written off in 1996 in conjunction with the reorganization.

Equity Interests

         The equity interests granted to the LLC's Manager and Service Members at the time of reorganization were valued at fair market value at the date of inception as estimated by an independent third party. The Manager's interest was amortized through March 31, 1996, the date at which the Manager's agreement to manage the LLC ceased as a result of the reorganization. The Service Members' interests were capitalized until the showing of the first infomercial and then were expensed.

Income Taxes

         The Company accounts for income taxes under Financial Accounting Standards Board ("FASB") Statement No. 109 "Accounting for Income Taxes" which uses the liability method. Under this method, deferred tax assets and liabilities are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

BLACK ROCK GOLF CORPORATION
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Advertising Expense

         The Company follows the American Institute of Certified Public Accountants' Statement of Position 93-7, Reporting on Advertising Costs ("SOP"). The Company expenses the cost of television air time as it is incurred. The cost of producing an infomercial is considered to be direct-response advertising. However, the Company's infomercial development costs do not meet the SOP's criteria for capitalization that the direct-response advertising would result in probable future benefits, and therefore are expensed at the time of the first airing.

Marketing Expense

         Marketing expense consists of the creative development, design and printing of brochures, catalogs, packet holders and other such expenses used in the recruitment of new ProShop Direct participants. Commissions and salesperson salaries are included in sales, general and administrative expenses.

Use of Estimates

         The preparation of financial statements in conformity with generally accepted accounting principles requires the Company to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. Management believes any differences in actual results will not have a material effect on the financial statements.

Reserve for Warranty

         The Company provides, by a current charge to income, an amount it estimates will be needed to cover future warranty obligations for products sold during the year. The Company provides a 30 day money back guarantee to the direct response customer base and a one year manufacturer's warranty against defects which covers substantially all of the Company's products.

Accounting for Stock Based Compensation

         The Company accounts for its stock based compensation arrangements under the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," (APB 25), and the Company has adopted the disclosure only provisions of FASB Statement No. 123, "Accounting for Stock Based Compensation."

Loss Per Share

         In 1997, the FASB issued Statement No. 128, "Earnings Per Share." Statement No. 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effect of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share.

          For 1997 and 1996, basic net loss per common share was computed based on weighted average number of shares outstanding. The diluted net loss per common share has been calculated in accordance with Statement No. 128 and Securities and Exchange Commission Staff Accounting Bulletin ("SAB") 98. SAB 98 requires all common stock equivalents issued during the twelve month period prior to an initial public offering ("IPO") with an exercise price below the IPO price to be included in the calculation of diluted earnings per share as if these common stock equivalents were outstanding for all periods presented when such stock issuances are considered nominal issuances, even if the result is anti-dilutive. The Company issued bridge warrants for a price substantially below the IPO price in the twelve months prior to the IPO, thereby qualifying as a nominal issuance. The weighted average number of

BLACK ROCK GOLF CORPORATION
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

shares outstanding for diluted earnings per share in 1996 includes the weighted average effect of bridge warrants as outstanding from the beginning of the period through the IPO effective date in accordance with SAB 98. The warrants have been excluded from the calculation of common stock equivalents subsequent to the IPO as the effects would be anti-dilutive. The effect of restatement of Statement No. 128 does not have a material impact on the financial statements.

Comprehensive Income

         In June 1997, the FASB issued Statement No. 130, "Reporting Comprehensive Income." Statement No. 130 requires companies to classify items of comprehensive income by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings (loss) and additional paid-in capital in the financial statements. The Company's comprehensive income items are not currently material; accordingly, the effect of adopting this statement is not expected to be significant when it becomes effective for fiscal 1998.

Reclassifications

          Certain reclassifications have been made to the 1996 financial statements to conform to the 1997 presentation.

Financial Instruments

          The carrying value of accounts receivable, accounts payable and debt approximate their fair value.

3.  DEBT OBLIGATIONS

Revolving Line of Credit

         The Company secured a line of credit, which expired in August 1996, from its banking relationship in the amount of $150,000 with an interest rate of 2% over the prime rate. On July 24, 1996, the outstanding principal balance of $148,500 plus all accrued interest was paid with a portion of the Company's initial public offering proceeds. This debt was guaranteed by an executive officer of the Company.

          On April 15, 1997 the Company secured an $800,000 two year revolving line of credit with a bank secured by substantially all of its assets. The annual interest rate on this facility was 3.5% above the prime rate. The agreement included certain financial covenants and a lock box feature which allowed for all funds deposited to the Company's account first be used to pay down the outstanding principal and interest on this facility. The principal amount outstanding at December 31, 1997 was $419,540. On February 20, 1998 the Company paid $528,654 for all outstanding principal and interest on this facility and canceled it, with the cancellation penalty being waived. The amount was repaid using proceeds of a $1,500,000 three year revolving line of credit with a bank, secured by substantially all of the Company's assets. The annual interest rate on this facility is 3.5% above the prime rate. The facility allows the Company to borrow at 75% of its eligible accounts receivable up to $1,500,000 and 60% of its finished goods inventory up to $750,000. The amount available for borrowing was $878,818 at the date of the agreement which was prior to the repayment of $528,654 outstanding on the Company's previous facility. There were no amounts available on this revolving line of credit due to borrowing limitations at March 25, 1998. Cash receipts after March 25, 1998 continuing to the next borrowing date by the Company, is immediately used to pay down the outstanding balance on the line of credit, thereby allowing an increase to the available borrowing base. The new facility also has an unsecured principal amount of $240,000 which is to be repaid at $60,000 per month beginning March 31, 1998. In consideration of the unsecured portion of the credit facility, the Company issued on February 20, 1998, 120,000 warrants at an exercise price exceeding fair market value at the date of issuance. The warrants entitle the holder thereof to purchase 120,000 shares of common stock at $.75 per share at any time prior to the close of business on February 20, 2001.

BLACK ROCK GOLF CORPORATION
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Debentures

         On April 4, 1996, the Company issued debentures in the principal amount of $400,000 to existing stockholders who elected to participate in the debenture offering (all stockholders were given an opportunity to participate). The debentures had an annual interest rate of 10%.

         On July 24, 1996, the outstanding principal balance of $400,000 plus all accrued interest was paid with a portion of the Company's initial public offering proceeds.

         On May 23, 1996, the Company issued debentures in the principal amount of $400,000 to outside investors at an annual interest rate of 10% On July 23, 1996, the outstanding principal balance of $400,000 plus all accrued interest was paid with a portion of the Company's initial public offering proceeds.

          In October 1997, the Company issued debentures in the principal amount of $200,000 to four of its existing stockholders, one of who is an executive officer and director of the Company, at an annual interest rate of 10%. All principal plus accrued interest is payable on the first to occur of (i) two years after the date of the debenture, or (ii) on or within fifteen business days after the date the Company receives proceeds from any public or private sale of its securities after October 1997. These debentures are unsecured. In conjunction with these debentures, 100,000 warrants were issued at an exercise price exceeding fair market value at the date of issuance. The warrants entitle the holders thereof to purchase 100,000 shares of common stock at $1.00 per share for a period of five years commencing October 15, 1997. The warrants and warrant shares may not be sold or transferred until October 16, 1998. The warrants have not been exercised at December 31, 1997.

Notes Payable

         On October 27, 1997, the Company converted accounts payable due to Information Handling Services ("IHS") of $188,376 to an unsecured promissory note with an annual interest rate of 8.5%, compounded daily. IHS provides fulfillment and warehousing services for the Company. This note is to be repaid at the rate of $2,500 per week. On February 20, 1998 the weekly amount to be repaid was increased to $10,000. At December 31, 1997, the principal amount outstanding was $164,206. This note matures in June 1998.

          In November and December 1997, the Company secured operating loans in the amount of $173,000 from an executive officer and director of the Company with an annual interest rate of 3.5% over the prime rate of 8.5% at December 31, 1997. During January and February 1998, additional funds of $102,000 were borrowed by the Company on similar terms from this same individual for total outstanding principal at February 20, 1998 of $275,000. The loans are in the form of unsecured promissory notes. The principal plus all accrued interest is payable on whichever event occurs first, (i) out of the proceeds of any new loan to the Company; or (ii) out of the proceeds of any new equity raised by the Company (see Note 6, Commitments and Contingencies, Investment Banker Agreement). In connection with the unsecured promissory note, the Company issued warrants to purchase 137,500 shares of Common Stock at an exercise price exceeding fair market value at the date of issuance. The warrants entitle the holder thereof to purchase shares of common stock at $.75 per share any time prior to the close of business on February 27, 2001.

4.  INCOME TAXES

         Effective April 1, 1996, the Company reorganized from a Colorado Limited Liability Company (the "LLC"), to a Delaware corporation (C corporation for tax purposes). The LLC was treated as a partnership for income tax purposes, and as such, no income taxes were paid at the LLC level. The amounts reported below relate to the corporation subsequent to the reorganization. Significant components of the Company's deferred tax assets and liabilities are as follows:

BLACK ROCK GOLF CORPORATION
NOTES TO FINANCIAL STATEMENTS (CONTINUED)


                                                1997             1996
                                            -----------      -----------
Deferred tax assets:
     Net operating loss carryforward        $ 1,658,541      $   685,123
     Sales return allowances                      7,165           23,243
     Allowance for loss on receivables           44,338           22,879
     Other reserve                                7,833           46,625
     Vacation accrual                               449            1,894
                                            -----------      -----------
     Total deferred tax assets                1,718,326          779,764
Deferred tax liabilities
     Prepaid expenses                            34,744           67,359
                                            -----------      -----------
     Total deferred tax liabilities              34,744           67,359
                                            -----------      -----------
Net deferred tax assets                       1,683,582          712,405
Valuation allowance for deferred assets      (1,683,582)        (712,405)
                                            -----------      -----------
Net deferred assets                         $      --        $      --
                                            ===========      ===========


          At December 31, 1997 and 1996, the Company had a net operating loss carry-forward of approximately $4.4 million and $1.8 million, respectively, for federal and state income tax purposes, which expire in 2012 and 2011, respectively.

5.  STOCKHOLDERS' EQUITY

Initial Public Stock Offering

         The Company completed its initial public offering of common stock on July 19, 1996 at $5.00 per share. A total of 1,150,000 shares were sold in this offering with gross proceeds of $5,750,000. Net proceeds were $4,470,053.

Underwriter Warrants

          In connection with the initial public offering of common stock, the Company agreed to sell to the underwriter for an aggregate purchase price of $100, warrants to purchase up to 100,000 shares of common stock. The underwriter's warrants are exercisable for a period of four years commencing one year from July 19, 1996 at an exercise price per share equal to 120% of the public offering price per share of $5.00. A new registration statement or post-effective amendment to the registration statement will be required to be filed and declared effective before distribution to the public of these warrants and the shares of common stock underlying such warrants. The underwriter had not exercised these warrants at December 31, 1997.

Bridge Warrants

         On May 23, 1996, 80,000 bridge warrants were issued in conjunction with the issuance of Company debentures. The bridge warrants entitle the holders thereof to purchase shares of common stock at $1.00 per share for a period of five years commencing May 23, 1996. The bridge warrants and warrant shares may not be sold or transferred for a period of eighteen months after July 19, 1996. The bridge warrants have not been exercised at December 31, 1997.

Stock Option Plan

          Under the Company's Stock Option Plan (the "Plan"), incentive stock options ("ISOs"), as defined in Section 422 of the Internal Revenue Code of 1986, as amended, may be granted to employees of the Company, and non-qualified options may be granted to key employees, directors, independent contractors and other key individuals of

BLACK ROCK GOLF CORPORATION
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

the Company. A total of 200,000 shares of common stock have been reserved for issuance under the Plan, and 109,000 and 116,000 shares granted under the Plan were outstanding as of December 31, 1997 and December 31, 1996, respectively. Options granted during 1997 and 1996 were at an exercise price of $3.00 per share and $5.00 per share, respectively. The Plan is administered by the compensation committee of the board of directors.

          The exercise price of the ISOs granted under the Plan may not be less than fair market value of the common stock of the Company on the date of grant, and, in the case of ISOs granted to holders of at least 10% of the voting stock of the Company, not less than 110% of the fair market value of the common stock of the Company on the date of grant.


                                                                  Summary of Option Transaction
                                                        -------------------------------------------------
                                                                              Weighted Average
                                                                       ----------------------------------
                                                            Number      Fair Market Exercise  Contractual
                                                         of Options      Value (1)   Price    Life Years
                                                        ------------   ------------ --------  -----------
December 31, 1995                                            --        $      -     $--            --

  Granted - employee                                      107,000          1.79      5.00          9.5
  Granted - non employee                                   13,000          2.17      5.00          9.7
  Exercised                                                  --            --        --           --
  Forfeited - employee                                     (4,000)         1.75      5.00         --
                                                         --------

December 31, 1996                                         116,000          1.83      5.00          9.5

  Granted - employee                                       26,000           .36      3.00          9.2
  Exercised                                                  --            --        --           --
  Forfeited - employee                                    (33,000)         1.87      5.00         --
                                                         --------

December 31, 1997                                         109,000          1.47      4.52          8.7
                                                         ========


Exercisable at December 31, 1997 at a price of $5.00       32,000      $   1.75  $   5.00         --
Exercisable at December 31, 1997 at a price of $3.00         --            --        --           --


(1)  Black-Scholes model


         During 1997, there were no non-employee options granted. There were 5,000 non-employee options granted on July 9, 1996 with a weighted average fair market value of $1.75 per share (Black-Scholes model) and 8,000 options granted to non-employees on October 21, 1996 with a weighted average fair market value of $2.43 per share (Black-Scholes model). A total of $59,260 was expensed for the period ended December 31, 1996 based on the fair market value on the grant date as required by FASB Statement No. 123.

         Had compensation cost for the Company's stock options been determined based on the fair value at the grant date for awards in 1997 and 1996 consistent with the provisions of Statement No. 123, the Company's net loss would have changed to the pro forma amounts indicated below:

BLACK ROCK GOLF CORPORATION
NOTES TO FINANCIAL STATEMENTS (CONTINUED)


                                                              1997               1996
                                                          -------------      -------------
Net loss reported                                         $  (2,666,175)     $  (1,806,338)
Net loss pro forma                                           (2,692,042)        (1,827,320)
Basic loss per common equivalent shares-as reported                (.85)              (.72)
Basic loss per common equivalent shares-pro forma                  (.85)              (.73)
Diluted loss per common equivalent shares-as reported              (.85)              (.70)
Diluted loss per common equivalent shares-pro forma                (.85)              (.71)


          The fair value of the options is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 1997 and 1996, respectively: risk-free interest rate of 4.99% and 4.60%, expected life of 5 years for all periods presented, expected volatility of 30% and 30%, respectively, and a dividend yield of 0% for all periods presented.

6.  COMMITMENTS AND CONTINGENCIES

Inventory Supplies

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

         The Company has entered into purchase order agreements with the above suppliers. The Company must give three months notice to cancel any purchase order. At December 31, 1997 and 1996, noncancelable commitments totaled approximately $118,000 and $934,000, respectively.

Golf Club Royalties

         The Company paid a designer a $3 royalty charge for every driver produced which uses the Tri-Bar club head design (after July 1996 the design is no longer in production). Approximately $123,000 was paid to this designer in 1996. The designer of the Company's long putters received a one time design fee of $3,000 and a continuing $3 royalty for every putter sold up to 7,000 putters per year, and a $2 royalty per putter thereafter. For 1997 and 1996, there was approximately $12,800 and $3,000, respectively, paid to the putter designer.

Leases

         The Company entered into a three year lease, which commenced on July 1, 1996 for its office facility at 6786 South Revere Parkway, Suite 150D, Englewood, Colorado. This lease expires on June 30, 1999. On August 1, 1996 the Company leased an additional 3,644 square feet in this facility. The monthly rent throughout the term of the lease is approximately $16,050.

         The Company entered into a four year and three month sublease, which commenced on October 1, 1996 for its facility at 12503 East Euclid Drive, Unit 60, Englewood, Colorado. This sublease expires on November 30, 2000. The aggregate sub-lease receipts over the remaining term of the sub-lease is $142,556.

          Minimum gross payments for lease agreements having initial or remaining noncancelable terms in excess of one year are as follows (receipts from sub-lease are not included):

BLACK ROCK GOLF CORPORATION
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

      1998           $242,627
      1999            147,540
      2000             52,455
      Thereafter            0
                     --------
                     $442,622
                     ========


Consulting/Assembly Supervision Agreement

         The Company entered into an agreement on January 1, 1997 and January 1, 1996 for a $2,000 per month consulting fee and a commission of $.75 per club sold during 1997 and a commission of $.75 per club assembled during 1996. The consulting fee is for assistance in the design of the Company's club heads and golf club shafts and the commission is for supervision and overseeing quality control during the assembly process of the Company's golf clubs. This agreement expired on December 31, 1997 and will not be renewed. Amounts due and payable at December 31, 1997 are $25,904.

Revenue Royalty Agreements

         The Company entered into revenue royalty agreements with the holders of the Company's $200,000 debentures issued in October 1997. The funds from the debentures were used to test market the Company's Jump Start to Golf product, a product and instructional program designed to supplant the first three to four lessons a beginning golfer would normally pay to a teaching golf professional. Each debenture holder is to receive .125% of the Company's gross sales from its Jump Start to Golf product, for a total revenue royalty payment of .5%. In addition, the Company entered into revenue royalty agreements with the producer of the Jump Start to Golf infomercial for .5% of gross sales from the Jump Start to Golf product, and a 1.5% revenue royalty to the artists who were featured in the infomercial. Total royalties for the Jump Start to Golf product is 2.5% of gross sales.

          The Jump Start to Golf product did not initially meet the required results for continuance during the market test in late 1997, additional testing for its viability as a new product for sale by the Company will be done in 1998. Management believes the revenue royalty agreements will not have a material negative impact on future earnings of the Company.

Investment Banker Agreement

         On November 7, 1997, the Company entered into an exclusive agreement with an investment banker to locate and negotiate for an asset based lender to increase the line of credit and to locate and negotiate equity/debt financing. The investment banker is attempting to secure approximately $3,000,000 through a private placement. There is no assurance that the investment banker will be able to secure any additional capital for the Company. For these services, the investment banker is paid $6,500 per month until the closing of the financing occurs. For debt financing, the closing fee is 3% of the funding amount and for equity financing the closing fee is 5% of the equity funding. The closing fee will not be less than $200,000 if such fee is due.

Common Stock To Be Issued

         On July 7, 1997, the Company entered into an agreement to purchase 226,000 customer names and addresses from Prime Time Sports TV. Approximately 226,000 names and addresses were purchased for an agreed upon price of $31,818, in which the agreement called for issuing 15,909 shares of the Company's restricted common stock at $2.00 per share. At December 31, 1997, the shares had not been issued.

BLACK ROCK GOLF CORPORATION
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

7.  RELATED PARTY TRANSACTIONS

         On May 1, 1996, the Company entered into a consulting agreement with a director and stockholder of the Company. The agreement expired on December 31, 1996. The Company paid approximately $37,000 during 1996 for services provided under this agreement. In 1997, the Company paid approximately $6,500 in service fees and reimbursable expenses to this same director and stockholder for consulting services during the Company's production of its titanium driver infomercial.

         During 1997 and 1996, the Company sold $77,752 and $96,244, respectively, of golf clubs to Parade Golf Products, Inc. of Quebec, Canada. An executive officer and 50% owner of Parade Golf is the father of an executive officer and director of the Company. The officer and director resigned from the Company in May 1997.

         On December 6, 1996, the Company entered into an agreement with IHS to handle all of the Company's fulfillment and warehousing requirements. The Company paid $147,269 and $7,433 during 1997 and 1996 respectively for services under this agreement. An executive officer of IHS is a member of the board of directors of the Company.

8.  LITIGATION

         On July 30, 1997, suit was filed against the Company alleging approximately $80,000 due for infomercial air time during 1995 which the Company had not been invoiced for until March 1997. The Company believes it has paid for all infomercial air time run during 1995. On January 22, 1998 the Company asserted a counterclaim for breach of contract alleging more than $110,000 for advertising the Company did not approve. The parties are currently in negotiations for settlement of this litigation. The Company believes that the resolution of this suit and counterclaim will not have a material adverse affect on the Company.

         In September 1997, suit was filed against the Company alleging approximately $185,000 due for printing costs of the Company's prospectus for its initial public offering. The Company believes the amount invoiced is excessive and the $135,000 reserved in accrued expenses-in litigation on the balance to be justified by the facts as indicated in the bid from the printer and the subsequent details included in the printers invoice to the Company. The Company believes the resolution of this suit will not have a material adverse affect on the Company.

         On March 7, 1997, The United States Golf Association ("USGA") issued a ruling that certain of the Company's 1995 and 1996 golf clubs did not conform with USGA rules. Specifically, the USGA ruled that certain decorative markings on the face of the driver, 3 and 7 fairway woods did not comply with certain rules of the USGA governing markings on the face of the club head. Approximately 114,000 golf clubs were affected by this ruling. The ruling was not related to the Company's signature long shafts and did not affect any of the Company's other clubs or products. The Company appealed this ruling with the USGA executive committee. On April 11, 1997, the USGA executive committee ruled in the Company's favor on its appeal. The executive committee decided that the USGA's interpretation of the decorative markings rule was overly restrictive, and authorized its staff to revise its internal guidelines to that end.

         The Company is a party, from time to time, in litigation incident to its business. The Company is not aware of any current or pending litigation that it believes will have a material adverse affect on the Company's results of operations or financial condition.

9.  SUBSEQUENT EVENTS

         Opfer Communications, Inc. ("Opfer") produced the Company's 1998 driver infomercial video for a contract price of $106,000. Opfer will also receive a commission of 1.5% on gross sales of the Company's drivers over $3,300,000 and a 2.5% commission on driver sales over $5,300,000. Driver sales exclude the Company's corporate

BLACK ROCK GOLF CORPORATION
NOTES TO FINANCIAL STATEMENTS (CONTINUED)


logo program, international sales and the demo sales program. The host of the 1998 driver infomercial, Frank Beard, will receive the same commission as Opfer.

          On February 27, 1998, the Company was notified by the NASDAQ stock market that the Company's common stock is not in compliance with NASDAQ's new minimum bid price, pursuant to NASD Marketplace Rule 4310(c)(04), which became effective February 23, 1998. The Company has 90 calendar days, which expires May 28, 1998, to comply with this standard. Compliance may be regained by its common stock trading at or above the minimum requirement of $1.00 per share for at least 10 consecutive trading days. If the common stock does not regain compliance within 90 days, NASDAQ will issue a delisting letter which will identify the review procedures available to the Company. If a delisting letter is issued, the Company will request a review at that time, which will generally stay the delisting. Should the review process not be successful, the Company's common stock would be delisted.

                                 EXHIBIT INDEX

   Exhibit
   Number    Description
   ------    -----------
    2.1*     Exchange Memorandum dated February 23, 1996, regarding the reorganization of the Registrant from a Colorado limited
             liability company to a Delaware corporation (the "Exchange
             Memorandum")
    2.2*     Amendment to the Exchange Memorandum
    2.3*     Articles of Dissolution of Black Rock Ventures, LLC
    3.1*     Certificate of Incorporation of the Company
    3.2*     Bylaws of the Company
    4.1*     Form of Bridge Warrant
    4.2***   Form of Amendment to Bridge Warrant
    4.3*     Certificate of Designations, Rights and Preferences of Series
             A Redeemable and Convertible Preferred Stock of Black Rock
             Golf Corporation
    4.4**    Form of Underwriter's Warrant
    10.1*    1996 Stock Option Plan
    10.2*    Licensing Agreement between S2 Golf Inc. and the Company dated
             January 1, 1996
    10.3*    Employment Agreement between the Company and Jackson D. Rule,
             Jr. dated April 10, 1996
    10.4*    Employment Agreement between the Company and Rocky Thompson dated April 1, 1996
    10.5*    Line of Credit Agreement between the Company and MegaBank of
             Arapahoe dated August 11,
    10.6*    Assignment of Trademarks between the Company and Koala
             Ventures, LLC
    10.7*    Sales Agency Agreement between the Company and Hampshire
             Securities Corporation dated May 9, 1996
    11.1+    Computation of per share earnings (loss)
    16.1*    Letter of Freeborn and Peters to Causey, Demgen and Moore
             dated May 21, 1996
    16.2*    Letter of Causey, Demgen and Moore concerning change of the
             Company's principal accountants dated May 22, 1996
    16.3**   Letter from Freeborn and Peters to Causey, Demgen and Moore dated June 21, 1996
    16.4**   Letter from Causey, Demgen and Moore concerning change of the
             Company's principal accountants dated June 24, 1996
    27.1     Financial Data Schedule
    27.2     Financial Data Schedule, restated loss per share
    27.3     Financial Data Schedule, restated loss per share

----------
  * Incorporated by reference to the Company's Registration Statement Form SB-2 filed May 24, 1996 Registration No. 333-4890-D)

 ** Incorporated by reference to the Company's Pre-Effective Amendment No. 1 to the Registration Statement on Form SB-2 filed June 26, 1996 (Registration No. 333-4890-D)

*** Incorporated by reference to the Company's Pre-Effective Amendment No. 2 to the Registration Statement on Form SB-2 filed July 16, 1996 (Registration No. 333-4890-D)

  + The data for the computation of per share loss appears in the Consolidated
    Statement of Operation included in the Company's Consolidated Financial Statements