Form 10QSB
period 1998-03-31
BLACK ROCK GOLF CORP
filed 1998-05-15
CIK 1012627

                                  United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB

                                   (MARK ONE)

[X] Quarterly report under Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 1998


[ ]  Transition report under to Section 13 or 15 (d) of the Exchange Act

For the transition period from __________ to __________

Commission file number 001-11935
                       ---------


                           BLACK ROCK GOLF CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


              Delaware                                  84-1336891
---------------------------------------     ------------------------------------
   (State or other jurisdiction of          (I.R.S. Employer Identification No.)
    incorporation or organization)

 6786 South Revere Parkway, Ste. 150D
         Englewood, Colorado                              80112
---------------------------------------     ------------------------------------
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

Common Stock, $.001 Par Value -- 3,150,000 shares outstanding as of May 15, 1998

                                      Index

                           Black Rock Golf Corporation


Part I.  Financial Information

Item 1.  Financial Statements (Unaudited)

     Condensed balance sheets -- March 31, 1998 and December 31, 1997

     Condensed statements of operations -- Three months ended March 31, 1998 and 1997

     Condensed statements of cash flows -- Three months ended March 31, 1998 and 1997

     Notes to condensed financial statements -- March 31, 1998


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Part II. Other information

Item 1.  Legal Proceedings

Item 6.  Exhibits and Reports on Form 8-K

PART I.  FINANCIAL INFORMATION

                           BLACK ROCK GOLF CORPORATION

                            CONDENSED BALANCE SHEETS


                                                                   March 31        December 31,
                                                                     1998              1997
                                                                 ------------      ------------
                                                                  (Unaudited)    (See Note Below)
Assets

Current Assets
     Cash                                                        $     78,472      $     31,414
     Restricted Cash                                                   50,000            50,000
     Security Deposits                                                 14,460            41,620
     Accounts Receivable, net                                         192,773           197,846
     Inventories - Note B                                           2,068,634         2,212,893
     Prepaid Expenses                                                 233,515            93,146
     Other Current Assets                                               8,613                --
                                                                 ------------      ------------

Total Current Assets                                                2,646,467         2,626,919

Property, Plant and Equipment                                         411,095           411,095
Less Allowances for Depreciation                                     (189,539)         (161,950)
                                                                 ------------      ------------

Net Property, Plant and Equipment                                     221,556           249,145

Other Assets                                                          227,603           183,102
                                                                 ------------      ------------

Total Assets                                                     $  3,095,626      $  3,059,166
                                                                 ============      ============

Liabilities and Stockholders' Equity

Current Liabilities
     Accounts Payable                                            $  1,064,348      $    805,836
     Accrued Expenses - in litigation                                 135,000           135,000
     Accrued Expenses                                                  49,796            85,463
     Warranty Reserves                                                 19,209            19,209
     Revolving Line of Credit - Note E                                894,560           419,540
     Notes payable, related parties - Note E                          381,565           337,206
     Other Current Liabilities                                         16,084             8,134
                                                                 ------------      ------------

Total Current Liabilities                                           2,560,562         1,810,388

Debentures, related parties - Note E                                  200,000           200,000

Stockholders' Equity
     Common stock, par value $.001 per share -
        Authorized 10,000,000 shares, issued
        and outstanding 3,150,000 shares as of March 31,
        1998 and December 31, 1997                                      3,150             3,150
     Common stock to be issued, 15,909 shares                              16                16
     Capital in excess of par value                                 5,518,125         5,518,125
     Accumulated Deficit                                           (5,186,227)       (4,472,513)
                                                                 ------------      ------------

Total Stockholders' Equity                                            335,064         1,048,778
                                                                 ------------      ------------

Total Liabilities and Stockholders' Equity                       $  3,095,626      $  3,059,166
                                                                 ============      ============


 Note: The balance sheet at December 31, 1997 has been derived from the audited financial statements at that date but does not include all of the financial information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying notes are an integral part of these condensed financial statements.

                           BLACK ROCK GOLF CORPORATION

                       CONDENSED STATEMENTS OF OPERATIONS


                                                       Three Months Ended
                                                            March 31
                                                 -------------------------------
                                                     1998              1997
                                                 ------------      ------------
                                                  (Unaudited)       (Unaudited)
Net sales                                        $    777,505      $  2,559,580
Cost of sales                                         457,315         1,490,076
                                                 ------------      ------------

Gross profit                                          320,190         1,069,504

Operating expenses:
     Advertising                                      376,510           652,728
     Marketing                                         67,383            70,324
     Selling & administrative                         531,887           668,741
     Depr. and amortization                            28,088            24,032
                                                 ------------      ------------

Operating income (loss)                              (683,678)         (346,321)

Interest expense                                       35,281                --
Other income (exp), net                                 5,245            10,783
                                                 ------------      ------------

Income (loss) before income tax                      (713,714)         (335,538)

Income tax expense (benefit)                               --                --
                                                 ------------      ------------

Net income (loss)                                $   (713,714)     $   (335,538)
                                                 ============      ============

Basic loss per common share
   (Note D)                                      $      (0.23)     $      (0.11)
                                                 ============      ============

Diluted loss per common share
   (Note D)                                      $      (0.23)     $      (0.11)
                                                 ============      ============

Weighted average number of
   common and common equivalent
   shares outstanding during the
   year (Note D)                                    3,150,000         3,150,000
                                                 ============      ============


                  The accompanying notes are an integral part
                    of these condensed financial statements.

                           BLACK ROCK GOLF CORPORATION

                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                             Three Months ended March 31,
                                                            ------------------------------
                                                                1998              1997
                                                            ------------      ------------
Cash used in operations                                     $   (472,321)     $ (1,127,806)


Cash used in investing activities
     Purchase of equipment                                            --           (28,400)
                                                            ------------      ------------

Total cash used in investing activities                               --           (28,400)


Cash provided by financing activities
     Gross proceeds from maturities of securities                     --         1,300,966
     Revolving line of credit, net borrowings                    475,020                --
     Proceeds from notes payable, related parties                102,000                --
     Repayments of notes payable, related parties                (57,641)               --
                                                            ------------      ------------

Total cash provided by financing activities                      519,379         1,300,966
                                                            ------------      ------------

Increase/(decrease) in cash and cash equivalents            $     47,058      $    144,760
                                                            ============      ============


                  The accompanying notes are an integral part
                    of these condensed financial statements.

Note A - Basis of Presentation

         The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal and recurring accruals) considered necessary for a fair presentation have been included. The results of operations for any interim period are not necessarily indicative of the results that may be expected for the full year. Such results should be read in conjunction with the audited financial statements included in the Company's Registration Statement dated July 19, 1996, on Form SB-2 (No. 333-4890-D), as amended, and the Company's Annual Reports on Form 10-KSB for the years ended December 31, 1996, and 1997.

         Certain reclassifications have been made to the 1997 financial statements to conform with the 1998 presentation.

Note B - Inventories

         Inventory primarily consists of golf clubs and components, and is stated at the lower of cost or market, where cost is determined on a first-in, first-out (FIFO) basis. At March 31, 1998, and December 31, 1997, inventory included finished goods of $1,089,270 and $1,040,578, respectively.

Note C - Income Taxes

         The Company reorganized to a C corporation (which was incorporated in the state of Delaware) from a Colorado limited liability company effective April 1, 1996. Prior to April 1, 1996, all of the limited liability company's earnings or losses were passed through to its members.

Note D - Loss per Share

         The Company adopted FASB Statement No. 128, "Earnings per Share" on December 31, 1997. Loss per share for the three-month period ended March 31, 1998, and March 31, 1997, are presented in accordance with the new accounting rules.

Note E - Debt Obligations

Revolving Line of Credit

         On February 20, 1998, the Company obtained a $1,500,000 three year revolving line of credit with a bank secured by substantially all of the Company's assets. The annual interest rate on this facility is 3.5% above the prime rate. The facility allows the Company to borrow $240,000 (the "overline") plus 75% of its eligible accounts receivable up to $1,500,000, and 60% of its finished goods inventory up to $750,000. Under the agreement, the Company is required to repay the overline in four monthly installments of $60,000 beginning March 31, 1998. Proceeds from the line were used to retire an $800,000 two year revolving line of credit with another bank, as well as fund the Company's operating requirements. In consideration for the overline, the Company issued to the bank on February 20, 1998, warrants at an exercise price exceeding fair market value at the date of issuance. The warrants entitle the holder to purchase 120,000 shares of common stock at $.75 per share at any time prior to the close of business on February 20, 2001.

Debentures

         In October, 1997, the Company issued unsecured debentures in the principal amount of $200,000 to four of its existing stockholders, one of who is an executive officer and director of the Company, at an annual interest rate of 10%. All principal plus accrued interest is payable on the first to occur of (i) two years after the date of the debenture, or (ii) on or within fifteen business dates after the Company receives proceeds from any public or private sale of its securities after October, 1997. The debentures included warrants at an exercise price exceeding fair market value at the date of issuance. The warrants entitle the holders to purchase 100,000 shares of common stock at $1.00 per share for a period of five years beginning October 15, 1997. The warrants and warrant shares may not be sold or transferred until October 16, 1998. No warrants had been exercised at March 31, 1998.

Notes Payable

         On October 27, 1997, the Company converted accounts payable due to Information Handling Services (IHS) of $188,376 to an unsecured promissory note with an annual interest rate of 8.5%, compounded daily. IHS provides fulfillment and warehousing services for the Company. Original terms of the note required payment of principal and interest of $2,500 per week. On February 20, 1998, the payment was increased to $10,000 per week. The principal amount of the note, which matures June, 1998, was $106,565 and $164,206 at March 31, 1998, and December 31, 1997, respectively.

         Between November, 1997, and January, 1998, the Company obtained unsecured operating loans totalling $275,000 from an executive officer and director of the Company with an annual interest rate of 3.5% over prime (12.0% at March 31, 1998, and December 31, 1997). The principal plus all accrued interest is payable on the first to occur of (i) receipt by the Company of proceeds from any new loan to the Company, or (ii) receipt by the Company of proceeds from any sale of its equity securities. The loans also included warrants to purchase 137,500 shares of common stock at an exercise price exceeding fair market value at the date of issuance. The warrants entitle the holder to purchase common stock at $.75 per share any time prior to the close of business on February 27, 2001.

Note F - Subsequent Events

         On July 30, 1997, suit was filed against the Company alleging approximately $80,000 due for infomercial air time during 1995. The Company believes it has paid for all infomercial air time run in 1995. On January 22, 1998, the Company asserted a counterclaim for breach of contract alleging more than $110,000 for advertising the Company did not approve. On May 4, 1998, the Company negotiated a settlement to pay $9,000 on or before June 15, 1998.

         On April 29, 1998, NASDAQ notified the Company that its common stock would be delisted from The Nasdaq SmallCap Market effective with the close of business May 6, 1998, for failing to meet the net tangible assets/market capitalization/net income requirement for continued listing. In response, the Company requested a review, which has temporarily stayed the delisting. If the review process is not successful, the Company's common stock will be delisted.

         The Boston Stock Exchange (the "BSE") has verbally notified the Company that the BSE is reviewing the Company's compliance with the BSE's listing requirements. This review may result in the BSE taking action to delist the Company's common stock, and the Company's common stock may be delisted. See Part II Item 5. Other Information.

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

Results of Operations

Revenues and expenses for the three-month period ended March 31, 1998, were less than revenues and expenses for the three-month period ended March 31, 1997, because revenues during the first quarter of 1997 included close out sales of the Company's 1995/96 model clubs of approximately $1,100,000. In addition, a shortage of cash for the Company's marketing and direct advertising efforts in the first quarter of 1998 resulted in fewer dollars being allocated to marketing and advertising efforts, which in turn has reduced sales generated from the direct advertising channels (primarily infomercials). With fewer advertising dollars, the Company's retail sales were also reduced. As a result of less advertising dollars, the Company's operating expenses were also reduced in the three-month period ended March 31, 1998 compared to the same period in 1997. The Company continues to work with its investment banker to secure the needed financing for the remainder of 1998. There can be no assurance that the Company will be successful in securing the needed financing in a timely manner.

           THREE-MONTHS ENDED MARCH 31, 1998, COMPARED TO THREE MONTHS
                             ENDED MARCH 31, 1997.

Gross Profit


                           Three months ended March 31           Increase/(Decrease)
                          ------------------------------      -------------------------
                              1998              1997             Amount            %
                          ------------      ------------      ------------      -------
Net sales                 $    777,505      $  2,559,580      $ (1,782,075)         (70%)
Cost of goods sold             457,315         1,490,076        (1,032,761)         (69%)
                          ------------      ------------      ------------      -------

Gross profit margin       $    320,190      $  1,069,504      $   (749,314)         (70%)
                          ============      ============      ============      =======

% Gross profit                    41.2%             41.8%

The decrease in net sales revenues of 70% for the first quarter of fiscal 1998 primarily reflect sales of 1996 model clubs in 1997, a decline in retail sales, and lower sales per dollar of media cost compared to the three month period ended March 31, 1997.

For the three month period ended March 31, 1997, the Company sold approximately $1.1M in 1996 model clubs at substantially reduced wholesale prices to close out its inventory of 1995/96 model clubs and in anticipation of the introduction of its 1997-98 model clubs. The lack of demand for the Company's products early in 1998 prompted management to sell 1997-98 "demos" (used clubs) and remaining 1996 model clubs at reduced prices in an effort to stimulate sales and raise cash necessary to meet operating requirements. As a result, the gross margin as a percent of net sales for the three-month period ended March 31, 1998, was comparable to the same period last year.

Sales to Pro Shops and retail outlets were down approximately $217,000 during the first three months of 1998, as compared to 1997. Unfavorable weather conditions in Arizona, Florida, and Southern California, as well as competitive pricing in the retail market for titanium drivers led to a decline in retail revenues compared to the same period in the prior year.

Consumer sales from infomercials, print advertising, magazines, and outbound telemarketing, were down approximately $479,000 during the first quarter of 1998, as compared to the same period in 1997. The drop in consumer sales reflects unfavorable weather conditions and lower than expected sales results generated by the Company's new infomercial, "License to Kill". The 1998 infomerical introduced consumers to the Company's progressive program, where customers are provided a one-time opportunity to "inch-up" to a longer club at a 40% discount from the retail price. Due to the promotion, the Company's media efficiency ratio ("MER"), or net sales per dollar spent on air time, was significantly lower during the first three months of 1998, compared to the same period in 1997.

Operating Expenses


                           Three months ended March 31           Increase/(Decrease)
                          ------------------------------      -------------------------
                              1998              1997             Amount            %
                          ------------      ------------      ------------      -------
Advertising               $    376,510      $    652,728      $   (276,218)         (42%)
Selling & administrative       531,887           668,741          (136,854)         (20%)
Other                           95,471            94,356             1,115            1%
                          ------------      ------------      ------------      -------

Operating expenses        $  1,003,868      $  1,415,825      $   (411,957)         (29%)
                          ============      ============      ============      =======


The Company expended $207,010 less on infomercial air time during the first quarter of 1998 due to the air time on regional sports networks and local cable channels produced fewer sales compared to the same period in 1997. In addition, increased demand from competitors for air time led to fewer infomercials allocated to the Company on The Golf Channel. The Company also expended $46,083 less in magazine advertising during the first quarter of 1998 as compared to the first quarter of 1997 because fewer magazines were accepting payment for advertising on a "per inquiry" basis.

Lower selling and administrative expenses during the first quarter of 1998 as compared to the first quarter of 1997 reflect reduced commission expense of $67,084 due to the drop in consumer and retail sales revenue. The Company also incurred relocation expenses of $38,240 during the first quarter of 1997 in connection with the hiring of the Company's chief operating officer. In addition, payroll and related expenses in the first quarter of 1998 were $31,246 less than the same period in 1997, as a result of having fewer employees during the first quarter of 1998.

The net loss for the three-month period ended March 31, 1998, was $713,714 compared to a net loss of $335,538 for the three-month period ended March 31, 1997. The increased loss for the three-month period ended March 31, 1998, is the result of fewer domestic sales due to wetter than normal weather conditions in the southern and western United States and less advertising dollars to drive sales through infomercials and retail outlets. In addition, international sales were less than expected as a result of the Asian financial crisis.

Liquidity and Sources of Capital

The Company recorded net losses of $713,714 and $335,538 for the three-month period ended March 31, 1998 and 1997, respectively, and consumed $472,321 and $1,127,806 of cash in operations for the three-month period ended March 31, 1998 and 1997, respectively. Stockholders' equity decreased to $335,064 at March 31, 1998. The Company's recurring losses from operations and rapidly changing market conditions has made it difficult for the Company to achieve its sales forecasts. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The March 31, 1998 financial statements do not include any adjustments that might result from the outcome of this uncertainty. In response, in November 1997, the Company engaged an investment banking firm to assist the Company in securing a bridge loan in the amount of $600,000 which the investment banking firm has agreed to a credit enhancement/guarantee to fully support the Company in obtaining this bridge loan. Also, the investment banking firm is assisting the Company in its attempt to raise additional equity capital financing through a private placement. There can be no assurance that the investment banking firm will be successful in its attempt to assist the Company in securing the bridge loan or the private placement.

Financing activities during the three-month period ended March 31, 1998 consisted of net borrowings of $475,020 on the Company's revolving line of credit which was obtained on February 20, 1998, and net proceeds of $44,359 from notes payable to related parties ($102,000 borrowed from an executive officer of the Company and payments of $57,641 for the note payable converted from accounts payable on October 27, 1997) which were used to finance a portion of the Company's operations.

         Outlays for inventory were substantially higher during the first quarter of 1997, as the Company prepared to introduce 1997-98 model clubs. The Company also spent less on advertising during the first quarter of 1998 because infomercial airtime was less effective as compared to the same period in the prior year.

         The Company has curtailed expenditures and stretched out payments to vendors and suppliers to compensate for declining sales revenues. In order to meet its cash requirements, the Company obtained a revolving line of credit as well as unsecured operating loans during 1997 and 1998.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

         On May 4, 1998, the Company negotiated a Covenant not to Sue wherein the Company agreed to pay American Cable Advertising, Inc. $9,000 on or before June 15, 1998 with the lawsuit styled American Cable Advertising, Inc. v. Black Rock Ventures, L.L.C., SA97CA1097 to be dismissed with each party to bear its own fees and costs.

The Company is a party, from time to time, in litigation incident to its business. The Company is not aware of any current or pending litigation that it believes will have a material adverse affect on the Company's results of operations or financial condition.

Item 5.  Other Information.

         On April 29, 1998, Nasdaq notified the Company that its common stock would be delisted from The Nasdaq SmallCap Market effective with the close of business on May 6, 1998, for failing to meet the net tangible assets/market capitalization/net income requirement for continued listing. In response, the Company requested a review and hearing, which has temporarily stayed the delisting. If the review process is not successful, the Company's common stock will be delisted.

         The Boston Stock Exchange has verbally notified the Company that the Boston Stock Exchange is reviewing the Company's compliance with the BSE's listing requirements. This review may result in the BSE taking action to delist the Company and the Company's common stock may be delisted.

         If the Company's common stock is delisted on both the Nasdaq SmallCap Market and the Boston Stock Exchange, trading, if any, would thereafter be conducted in the over-the-counter market in the so-called "pink sheets" or the Electronic Bulletin Board" of the National Association of Securities Dealers, Inc. ("NASD"). As a consequence of such delisting, an investor could find it more difficult to dispose of, or to obtain accurate quotations as to the price of, the Company's common stock.

         The Securities Enforcement and Penny Stock Reform Act of 1990 requires additional disclosure relating to the market for penny stocks in connection with trades in any stock defined as a penny stock. The Securities and Exchange Commission has adopted regulations that generally define a penny stock to be any equity security that has a market price of less than $5.00 per share, subject to certain exceptions. Such exceptions include any equity security listed on the Nasdaq SmallCap Market or the Boston Stock Exchange and any equity security issued by an issuer that has (i) net tangible assets of at least $2,000,000, if such issuer has been in continuous operation for three years, (ii) net tangible assets of at least $5,000,000, if such issuer has been in continuous operation for less than three years, or (iii) average annual revenue of at least $6,000,000 if such issuer has been in continuous operation for less than three years. Unless an exception is available, the regulations require the delivery, prior to any transaction involving a penny stock, of a disclosure schedule explaining the penny stock market and the risks associated therewith.

         In addition, if the Company's common stock is not quoted on The Nasdaq SmallCap Market or the Boston Stock Exchange, or the Company does not have $2,000,000 in net tangible assets, trading in the common stock would be covered by Rule 15g-9 promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), for non-Nasdaq and non-exchange listed securities. Under such rule, broker/dealers who recommend such securities to persons other than established customers and accredited investors must make a special written suitability determination for the purchaser and receive the purchaser's written agreement to a transaction prior to sale. Securities also are exempt from this rule if the market price is at least $5.00 per share.

         As of May 14, 1998, the Company's common stock is exempt from the definition of penny stock by operation of law because it is listed on The Nasdaq SmallCap Market and the Boston Stock Exchange. However, as of May 14, 1998, if the Company's common stock was not listed on either of The Nasdaq SmallCap Market or the Boston Stock Exchange it would be characterized as a penny stock. If the Company's common stock is delisted by The Nasdaq SmallCap Market and the Boston Stock Exchange the market liquidity for the Company's common stock could be severely affected. In such an event, the regulations on penny stocks could effectively limit the ability of broker/dealers to sell the Company's common stock and thus the ability of holders of the Company's common stock to sell their securities in the secondary market.

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

(b)      Reports on Form 8-K:  None.

Signatures

In accordance with to the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                            Black Rock Golf Corporation
                                  ----------------------------------------------
                                                   (Registrant)

Date  5/15/98                                 /s/ Jackson D. Rule, Jr.
     ---------                    ----------------------------------------------
                                     Jackson D. Rule, Jr., President & C.E.O.

Date  5/15/98                                   /s/ Gerald D. Fick
     ---------                    ----------------------------------------------
                                  Gerald D. Fick, C.F.O., Treasurer & Secretary

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